Form 10-Q
period 1998-10-03
STEEL HEDDLE GROUP INC
filed 1998-12-08
CIK 1065423

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to _______.

                        Commission File Number 333-61041

                            STEEL HEDDLE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  57-1067030
---------------------------------------------          -----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                        (Identification Number)

1801 Rutherford Road, Greenville, South Carolina                   29607
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number (864) 244-4110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes       No  X
                                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 234,949 shares, par value $0.01 per share, of the Company's Common Stock were outstanding as of November 15, 1998.

STEEL HEDDLE GROUP, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                       PAGE

PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets:
                 October 3, 1998 (Unaudited) and January 3, 1998                                        3-4

             Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss):

                 Fourteen Weeks ("Three Months") Ended October 3, 1998 (Successor)
                 and Fourteen Weeks ("Three Months") Ended October 4, 1997
                 (Predecessor) (Unaudited)                                                               5

                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and the Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor)
                 (Unaudited)                                                                             6

             Condensed Consolidated Statements of Cash Flows:
                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and
                 Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor) (Unaudited)            7-8

             Notes to Unaudited Condensed Consolidated Financial Statements                             9-19

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                 20-27

PART II.     OTHER INFORMATION                                                                           28

ITEM I.  FINANCIAL STATEMENTS

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                    SUCCESSOR             PREDECESSOR
                                                     COMPANY                COMPANY
 ASSETS                                          OCTOBER 3, 1998        JANUARY 3, 1998
                                                   (UNAUDITED)                (1)

CURRENT ASSETS:
  Cash and cash equivalents                        $   1,657               $    379
  Accounts receivable                                  8,972                  9,290
  Income taxes receivable                                826                      -
  Inventories                                         17,690                 14,030
  Prepaid expenses                                        72                     99
                                                   ---------               --------

       Total current assets                           29,217                 23,798
                                                   ---------               --------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                42,031                 52,561
  Less accumulated depreciation                       (2,730)               (35,876)
                                                   ---------               --------

                                                      39,301                 16,685
                                                   ---------               --------

OTHER ASSETS AND DEFERRED CHARGES:
  Prepaid pension cost                                 2,390                    546
  Goodwill, net                                      106,172                 22,537
  Identifiable intangible assets, net                 12,459                      -
  Sundry                                               4,213                    774
                                                   ---------               --------

                                                     125,234                 23,857
                                                   ---------               --------

TOTAL ASSETS                                       $ 193,752               $ 64,340
                                                   =========               ========

(1)  Derived from January 3, 1998 audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                        SUCCESSOR              PREDECESSOR
LIABILITIES AND SHAREHOLDERS' EQUITY                                     COMPANY                 COMPANY
  (DEFICIT)                                                          OCTOBER 3, 1998         JANUARY 3, 1998
                                                                       (UNAUDITED)                 (1)

CURRENT LIABILITIES:
  Accounts payable                                                      $   1,513              $  2,166
  Accrued and sundry liabilities                                            9,066                 5,313
  Deferred income taxes                                                     1,122                   670
  Income taxes payable                                                          -                   302
  Current portion of long-term debt                                         1,000                 6,500
                                                                        ---------              --------

              Total current liabilities                                    12,701                14,951

LONG-TERM DEBT, LESS CURRENT PORTION                                      144,774                46,300

RETIREMENT BENEFITS PAYABLE                                                 4,433                 5,126

DEFERRED INCOME TAXES                                                      16,890                 1,120

REDEEMABLE COMMON STOCK - $.01 par value per share -
  authorized 300,000 shares, issued and outstanding
  234,949 shares at October 3, 1998; and Class A, $.01 par
  value per share - authorized 2,000,000 shares, issued
  and outstanding 91,080 shares at January 3, 1998                              2                 1,366

CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Class B common stock - $1.00 par value per share -
     authorized 1,500,000 shares, issued and outstanding                        -                     -
     10 shares at January 3, 1998
  Additional paid-in capital                                               23,375                13,689
  Notes receivable - shareholders                                            (350)                    -
  Carryover basis of managements' interest                                 (4,494)                    -
  Accumulated other comprehensive income                                      (48)                  (48)
  (Deficit)                                                                (3,531)              (18,164)
                                                                        ---------              --------

                                                                           14,952                (4,523)
                                                                        ---------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                                             $ 193,752              $ 64,340
                                                                        =========              ========

(1)  Derived from January 3, 1998 audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                        -----------------------------------------
                                                                        OCTOBER 3, 1998           OCTOBER 4, 1997
                                                                           SUCCESSOR                PREDECESSOR
                                                                            COMPANY                   COMPANY
                                                                           (14 WEEKS)                (14 WEEKS)

NET SALES                                                                  $ 16,584                  $ 19,349

COST OF GOODS SOLD                                                           13,010                    12,085
                                                                           --------                  --------

GROSS PROFIT                                                                  3,574                     7,264

SELLING, GENERAL AND ADMINISTRATIVE COSTS                                     1,979                     2,115

MANAGEMENT FEES                                                                 224                        69

AMORTIZATION OF GOODWILL                                                        671                       182
                                                                           --------                  --------

OPERATING INCOME                                                                700                     4,898

OTHER INCOME (EXPENSE):
  Interest income                                                                31                        36
  Interest expense, including amortization of deferred financing
    costs                                                                    (4,287)                   (1,368)
  Other financing expense                                                         -                       (37)
                                                                           --------                  --------

        Income (loss) before income taxes                                    (3,556)                    3,529

INCOME TAX (BENEFIT) EXPENSE                                                   (974)                    1,234
                                                                           --------                  --------

NET INCOME (LOSS)                                                            (2,582)                    2,295

OTHER COMPREHENSIVE INCOME - NET OF TAX:
  Foreign currency translation adjustment                                         -                         3
                                                                           --------                  --------

COMPREHENSIVE INCOME (LOSS)                                                $ (2,582)                 $  2,298
                                                                           ========                  ========

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                           ---------------------------------------------
                                                                OCTOBER 3, 1998          OCTOBER 4, 1997
                                                           ---------------------------   ---------------
                                                           SUCCESSOR       PREDECESSOR     PREDECESSOR
                                                            COMPANY          COMPANY         COMPANY
                                                           (19 WEEKS)      (20 WEEKS)      (40 WEEKS)

NET SALES                                                   $ 23,745        $ 29,631        $ 55,100

COST OF GOODS SOLD                                            17,983          18,628          35,254
                                                            --------        --------        --------

GROSS PROFIT                                                   5,762          11,003          19,846

SELLING, GENERAL AND ADMINISTRATIVE
  COSTS                                                        2,824           3,824           6,327

MANAGEMENT FEES                                                  298             132             406

AMORTIZATION OF GOODWILL                                         892             289             546
                                                            --------        --------        --------

OPERATING INCOME                                               1,748           6,758          12,567

OTHER INCOME (EXPENSE):
  Interest income                                                 51              29             103
  Interest expense, including amortization of
      deferred financing costs                                (6,749)         (1,528)         (4,103)
  Other financing expense                                          -             (50)           (212)
                                                            --------        --------        --------

         Income (loss) before income taxes and
           extraordinary item                                 (4,950)          5,209           8,355

INCOME TAX (BENEFIT) EXPENSE                                  (1,419)          1,868           2,922
                                                            --------        --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                        (3,531)          3,341           5,433

EXTRAORDINARY (LOSS) ON THE EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $1,688                                           -               -          (2,753)
                                                            --------        --------        --------

NET INCOME (LOSS)                                             (3,531)          3,341           2,680

OTHER COMPREHENSIVE INCOME (LOSS) -
  NET OF TAX:
  Foreign currency translation adjustment                        (16)             16              (4)
                                                            --------        --------        --------

COMPREHENSIVE INCOME (LOSS)                                 $ (3,547)       $  3,357        $  2,676
                                                            ========        ========        ========

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              NINE MONTHS ENDED
                                                                 --------------------------------------------
                                                                      OCTOBER 3, 1998         OCTOBER 4, 1997
                                                                 --------------------------   ---------------
                                                                 SUCCESSOR      PREDECESSOR     PREDECESSOR
                                                                  COMPANY         COMPANY        COMPANY
                                                                 (19 WEEKS)     (20 WEEKS)      (40 WEEKS)

OPERATING ACTIVITIES:
  Net income (loss)                                             $  (3,531)       $ 3,341        $ 2,680
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation                                                    2,730          1,517          2,631
    Amortization                                                    2,341            346            907
    Accretion of senior discount debentures                           758              -              -
    Benefit for deferred income taxes                                (729)           (83)             -
    Accrued retirement benefit costs                                 (127)           176             (4)
    Extraordinary item                                                  -              -          4,441
    Changes in operating assets and liabilities:
      Accounts receivable                                           1,683         (1,977)        (2,700)
      Inventories                                                   1,129           (888)          (340)
      Prepaid expenses                                                 31             (5)           (56)
      Income taxes receivable                                        (826)             -              -
      Accounts payable                                               (856)           203           (499)
      Accrued and sundry liabilities                                1,131         (2,127)        (1,958)
      Income taxes payable                                           (111)         1,707           (523)
                                                                ---------        -------        -------

         Net cash provided by operating activities                  3,623          2,210          4,579
                                                                ---------        -------        -------

INVESTING ACTIVITIES:
  Acquisition of SH Holdings Corp.:
    Current assets                                                (31,128)             -              -
    Property, plant and equipment, net                            (41,272)             -              -
    Other assets                                                   (2,487)             -              -
    Intangible assets                                            (124,357)             -              -
    Current and noncurrent liabilities                             16,905              -              -
    Deferred income taxes                                          16,891              -              -
    Long-term debt                                                 52,492              -              -
                                                                ---------        -------        -------
  Net cash used to acquire SH Holdings Corp.                     (112,956)             -              -
  Purchase of property, plant and equipment                          (702)          (968)        (1,499)
  Proceeds on disposals of property, plant and
      equipment                                                         -            238              -
                                                                ---------        -------        -------

           Net cash (used in) operating activities               (113,658)          (730)        (1,499)
                                                                ---------        -------        -------

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                               --------------------------------------------
                                                                   OCTOBER 3, 1998          OCTOBER 4, 1997
                                                               --------------------------   ---------------
                                                               SUCCESSOR      PREDECESSOR     PREDECESSOR
                                                                COMPANY         COMPANY         COMPANY
                                                               (19 WEEKS)      (20 WEEKS)      (40 WEEKS)

FINANCING ACTIVITIES:
    Proceeds from debt                                         $ 148,616        $ 1,317        $ 62,500
    Proceeds from sale of stock                                   22,995              -               -
    Payments of debt, including penalty                          (52,492)        (1,625)        (61,190)
    Revolver borrowings (repayments), net                         (3,600)             -            (375)
    Dividends paid                                                     -              -          (7,929)
    Financing costs incurred                                      (5,378)             -            (886)
                                                               ---------        -------        --------

          Net cash provided by (used in) operating
           activities                                            110,141           (308)         (7,880)
                                                               ---------        -------        --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                      106          1,172          (4,800)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            1,551            379           4,645
                                                               ---------        -------        --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                              $   1,657        $ 1,551        $   (155)
                                                               =========        =======        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $     833        $ 1,893        $  5,135
  Income taxes paid                                            $     245        $   270        $  1,602

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       DESCRIPTION OF BUSINESS - Steel Heddle Group, Inc. ("SH Group" or the "Company") is a holding company whose wholly-owned subsidiary, Steel Heddle Mfg. Co. ("Steel Heddle") manufactures products and loom accessories used by textile mills. It also processes and sells metal products from its wire rolling facilities to industrial users. Steel Heddle sells to foreign and domestic companies.

       THE ACQUISITION OF STEEL HEDDLE - On May 26, 1998, SH Group consummated the acquisition (the "Acquisition") of SH Holdings, Corp. ("Old Holdings"). SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effectuate the acquisition of all of the outstanding common stock of Old Holdings. The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover of the ownership interests of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million of 13 3/4% Senior Subordinated Discount Debentures, issuance of $100 million of 10 5/8 % Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of approximately $33.6 million under a new bank credit facility (the "Credit Facility") of Steel Heddle. The acquisition was accounted for using the purchase method of accounting.

       In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Old Holdings based on their estimated respective fair values at the date of acquisition. The preliminary fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Management believes that adjustments, if any, resulting from the finalization of the fair values will not have a significant effect on the allocation of the purchase price or the determination of goodwill. Based on such preliminary allocation, the purchase price exceeded the fair value of the net assets acquired by approximately $107.0 million. In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the acquisition were converted into options to acquire 17,707 shares of the common stock of SH Group at an exercise price of $15 per share. On a fully-diluted basis, these options represent approximately 5% of the ownership interest in SH Group immediately following the acquisition. The historical predecessor basis of such options has been considered in the allocation of the purchase cost and in the initial basis of equity. Since the assets and liabilities of Old Holdings have been adjusted to their fair values as of the date of acquisition, the financial information for periods prior to May 26, 1998 ("Predecessor Company") are not comparable with financial information for periods subsequent to that date ("Successor Company").

       The following unaudited pro forma financial information shows the results of operations as though the acquisition occurred as of December 29, 1996. These results include the straight-line amortization of the excess of purchase price over the net assets acquired over a 40-year period, the straight-line amortization of certain identifiable intangible assets over a 12 1/2 year period, an increase in management fees paid to a related party due to a new contract with the new ownership group, an increase in interest expense as a result of the debt issued and financing costs incurred to finance the Acquisition, and a reduction in income tax expense as a result of the reductions in income resulting from the above described increased expenses.


                                                          Pro forma
                                                       Nine Months Ended
                                              -----------------------------------
                                              October 3, 1998     October 4, 1997
                                                        (in thousands)

         Revenue                                 $ 53,376            $ 55,100
         Income from continuing operations          5,634               6,428
         Net loss                                  (5,405)             (5,171)

       The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition taken place on December 29, 1996 or (ii) future results of operations.

       BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Predecessor Company's consolidated financial statements for the year ended January 3, 1998. In addition, certain other significant accounting policies arising from the May 26, 1998 acquisition include the following:

              Goodwill - Goodwill associated with the May 26, 1998 acquisition is approximately $107.0 million and is being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $0.9 million as of October 3, 1998.

              Identifiable Intangible Assets - Identifiable intangible assets acquired in the May 26, 1998 acquisition, consisting principally of engineering drawings, were approximately $12.8 million and are being amortized on a straight-line basis over 12.5 years. Accumulated amortization was approximately $0.3 million as of October 3, 1998.

              Deferred Financing Costs - Deferred financing costs associated with the acquisition financing were approximately $4.4 million and are being amortized using the interest method over the life of the related debt. Accumulated amortization was approximately $0.2 million as of October 3, 1998 and the net deferred financing costs are classified as sundry other assets and deferred charges in the accompanying condensed consolidated balance sheet.

       In the opinion of the management of the Company, these unaudited condensed consolidated financial statements contain all of the adjustments consisting of a normal recurring nature, necessary for fair presentation. Operating results for the nine months ended October 3, 1998 (19 weeks of Successor Company and 20 weeks of Predecessor Company) are not necessarily indicative of the results that may be expected for fiscal 1998. Certain amounts previously presented in the Predecessor Company consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

       ADOPTION OF NEW ACCOUNTING STANDARD - At January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income , which requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows for the nine months ended October 3, 1998.

2.     EXTRAORDINARY ITEM

       On February 21, 1997, the Company entered into a credit arrangement with a bank group consisting of a Term Loan Facility of $52.5 million and a $15 million Revolving Line of Credit. The Company utilized proceeds of the Term Loan and Revolving Credit Facility to repay its senior notes in the principal amount of $24.9 million plus a penalty of $2.5 million and to repay its subordinated notes in the principal amount of $25.1 million plus a penalty of $3.2 million. The total penalty net of other losses and gains on the refinancing is reported as an extraordinary item, net of taxes of approximately $1.7 million. Included in the net extraordinary loss is a reversal of accrued interest of approximately $1.4 million. This reversal resulted from the difference between the stated rate of interest and the effective rate of interest.

3.     BALANCE SHEET COMPONENTS

       Certain balance sheet components are as follows (in thousands):

                                                   SUCCESSOR         PREDECESSOR
                                                    COMPANY            COMPANY
                                                OCTOBER 3, 1998    JANUARY 3, 1998
                                                  (UNAUDITED)

         Inventories:
           Raw materials and component parts        $ 6,040            $ 6,312
           Work in process and finished goods        11,650              7,718
                                                    -------            -------

                                                    $17,690            $14,030
                                                    =======            =======

       If all inventories had been priced by FIFO or average cost method, they would have been higher than the amounts reported by approximately $627 at January 3, 1998; amounts are comparable at October 3, 1998.

                                                SUCCESSOR            PREDECESSOR
                                                 COMPANY               COMPANY
                                             OCTOBER 3, 1998       JANUARY 3, 1998
                                               (UNAUDITED)

         Property, plant and equipment:
           Land                                $    672               $    855
           Buildings and improvements            13,251                 10,692
           Machinery and equipment               22,550                 32,362
           Furniture and fixtures                 4,534                  7,640
           Automotive equipment                     534                    827
           Construction in progress                 490                    185
                                               --------               --------
                                                 42,031                 52,561
         Less:  accumulated amortization         (2,730)               (35,876)
                                               --------               --------

         Property, plant and equipment         $ 39,301               $ 16,685
                                               ========               ========

Commitments to complete construction in progress total approximately $193 at October 3, 1998.

4.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                    SUCCESSOR            PREDECESSOR
                                                                     COMPANY               COMPANY
                                                                 OCTOBER 3, 1998       JANUARY 3, 1998
                                                                   (UNAUDITED)
                                                                            (IN THOUSANDS)

         Senior Notes, due in 28 quarterly installments,
           ranging from $1,600 to $2,400, commencing
           March 1997                                                                     $ 46,000
         Revolving line of credit                                                            6,800
           10 5/8% Senior subordinated notes ("Notes")              $ 100,000                    -
           13 3/4% Senior discount debentures
           ("Debentures")                                              15,774                    -
         Bank Credit Facility ("Credit Facility") - term loan          30,000                    -
                                                                    ---------             --------
                                                                      145,774               52,800
         Less current portion                                          (1,000)              (6,500)
                                                                    ---------             --------

                                                                    $ 144,774             $ 46,300
                                                                    =========             ========

       The Senior Notes and the Revolving Line of Credit were repaid in connection with the new financing associated with the May 26, 1998 acquisition.

       The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears commencing on December 1, 1998.

       The Debentures (original proceeds of $15.016 million and accreted value of $15.774 million at October 3, 1998) will mature on June 1, 2009. The Debentures are accreting, using the interest method, to a principal amount of $29.25 million on June 1, 2003. Cash interest on the Debentures will be payable semi-annually in arrears commencing on December 1, 2003.

       The Credit Facility consists of a $30 million term loan and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus one percent or Eurodollar rates (as defined) plus 2.25 percent, at the Company's option. At
       October 3, 1998, the interest rate on the Credit Facility borrowings was 7.94% and approximately $193 million was available for borrowing under the revolving loan. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

       The Credit Facility, the Notes and the Debentures contain various financial and non-financial covenants; including minimum levels of EBITDA, minimum interest coverage ratio, and maximum capital expenditures and total leverage ratio. The Company was in compliance with its various financial and non-financial covenants at October 3, 1998.

       See Note 8.

5.     MANAGEMENT SERVICES AGREEMENT

       On May 26, 1998, the Company and Steel Heddle entered into a management services agreement with AIP. Under the terms of the agreement, AIP will provide general management, financial and other corporate advisory services to Steel Heddle for $895,000 annually, payable in equal semi-annual installments on May 30 and November 29. The agreement expires on the earlier of May 26, 2008 or such other date as AIP and the Company mutually agree.

6.     REDEEMABLE COMMON STOCK

       The common stock contains provisions that allow the holder or the estate of the holder, upon disability or death of the holder, to require SH Group to redeem such stock. Accordingly, such common stock is classified as redeemable common stock in the accompanying condensed consolidated balance sheet at October 3, 1998 and is classified outside of the shareholders' equity section. The redemption price is equal to the lesser of a) the fair value of such stock as determined by the Company's Board of Directors, or b) the original cost of the stock plus interest at 6% per annum. Further, the redeemable common stock contains certain other provisions that allow SH Group to call such stock upon the termination, as defined, of an employee stockholder. The call price which ranges between the original cost, original cost plus interest at 6% per annum and fair market value, as determined by the Board, is dependent on the reason for termination.

       In accordance with relevant accounting literature, such redeemable common stock is recorded at its original cost basis with no accretion, as the events that give rise to the redemption provisions are uncertain as to their occurrence.

7.     STOCK OPTION PLAN

       On May 26, 1998, the Company adopted the Steel Heddle Group, Inc. Management Stock Option Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, options to purchase 13,172 shares of the Company's Common Stock at an exercise price of $100 per share were granted to certain members of management in conjunction with the acquisition. All options vest on May 26, 2005, but may vest earlier if certain specified annual EBITDA (as defined) targets are achieved from 1998 through 2001. In addition, the Plan provides that options to purchase up to 5,645 shares of the Company's Common Stock at an exercise price of $100 per share may be granted to certain members of management on a discretionary basis. At October 3, 1998, no such discretionary options were granted.

8.     CONTINGENCIES

       LITIGATION - Although the Company may be subject to litigation from time to time in the ordinary course of business, it is not a party to any pending or threatened legal proceedings that management believes will have a material impact on its financial position or results of operations.

       ENVIRONMENTAL - The Company is subject to various federal, state and local government laws and regulations concerning, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes.

       The Company believes that it is in substantial compliance with all existing environmental laws and regulations to which it is subject. In addition, the Company is subject to liability under environmental laws relating to the past release or disposal of hazardous materials. The Company has included in accrued and sundry liabilities an accrual for hazardous waste site maintenance for the estimated total cost over an initial period of 30 years to close out and monitor its inactive hazardous waste site. Payment is secured by a standby letter of credit of approximately $671. To date, and in management's belief for the foreseeable future, additional liability under and compliance with, existing environmental laws has not had and will not have a material adverse effect on the Company's financial position or results of operations.

9.     SUBSEQUENT EVENT

       INVESTMENT IN MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V., an entity organized under the laws of the Kingdom of Belgium. Millentex, N.V. was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and will be accounted for using the purchase method of accounting. An allocation of the purchase price has not yet been determined.

10.    PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

       Payment of the Notes is unconditionally guaranteed, jointly and severally, on a senior subordinated basis by certain of Steel Heddle's wholly owned subsidiaries. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements, therefore, the following information sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 3, 1998
(SUCCESSOR)

                                           COMBINED        COMBINED                               RECLASSIFICATIONS
                                           GUARANTOR    NON-GUARANTOR                                   AND
                                         SUBSIDIARIES    SUBSIDIARIES   STEEL HEDDLE   SH GROUP     ELIMINATIONS      CONSOLIDATED

Assets:
  Cash and cash equivalents                $    10           $   67        $  1,580                                     $  1,657
  Accounts receivable                                           266           8,706                                        8,972
  Income tax receivable                                          16           1,667    $    270      $  (1,127)              826
  Inventories                                                   196          17,494                                       17,690
  Prepaid expenses                             225                2              70                       (225)               72
                                           -------           ------        --------    --------      ---------          --------
           Total current assets                235              547          29,517         270         (1,352)           29,217
Due from affiliates                                           3,519          72,280                    (75,799)               -
Notes receivable from affiliates            72,413                                                     (72,413)               -
Investments in subsidiaries                   (240)                          75,293     105,463       (180,516)               -
Property, plant and equipment, net                               65          39,236                                       39,301
Other assets and deferred charges, net                                      124,797         437                          125,234
                                           -------           ------        --------    --------      ---------          --------

Total assets                               $72,408           $4,131        $341,123    $106,170      $(330,080)         $193,752
                                           =======           ======        ========    ========      =========          ========

Liabilities and shareholders' equity:
  Accounts payable and accrued
    and sundry liabilities                                   $    2        $ 10,802                  $    (225)         $ 10,579
  Due to affiliates, net                   $   357                                     $ 75,442        (75,799)               -
  Deferred income taxes                                                       1,122                                        1,122
  Income taxes payable                       1,127                                                      (1,127)               -
  Current position of long-term debt                                          1,000                                        1,000
                                           -------           ------        --------    --------      ---------          --------
           Total current liabilities         1,484                2          12,924      75,442        (77,151)           12,701
Long-term debt                                                              201,413      15,774        (72,413)          144,774
Retirement benefits payable                                                   4,433                                        4,433
Deferred income taxes                                                        16,890                                       16,890
Redeemable common stock                                                                       2                                2
Shareholders' equity (deficit)              70,924            4,129         105,463      14,952       (180,516)           14,952
                                           -------           ------        --------    --------      ---------          --------

Total liabilities and shareholders'
  equity                                   $72,408           $4,131        $341,123    $106,170      $(330,080)         $193,752
                                           =======           ======        ========    ========      =========          ========

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                        COMBINED        COMBINED                                  RECLASSIFICATIONS
                                        GUARANTOR     NON-GUARANTOR                                      AND
                                       SUBSIDIARIES   SUBSIDIARIES     STEEL HEDDLE    SH GROUP      ELIMINATIONS     CONSOLIDATED

Net sales                                                $ 248            $16,336                                        $16,584
Cost of goods sold                                         279             12,731                                         13,010
                                                         -----            -------                                        -------
Gross profit                                               (31)             3,605                                          3,574
Selling, general and administrative
  costs                                   $    1                            1,978                                          1,979
Other expenses                                                                895                                            895
                                          ------         -----            -------                                        -------
Operating income (loss)                       (1)          (31)               732                                            700
Other income (expense), net                1,732                           (5,409)     $  (579)                           (4,256)
                                          ------         -----            -------      -------                           -------
Income (loss) before income taxes          1,731           (31)            (4,677)        (579)                           (3,556)
Income tax expense (benefit)                 582           (11)            (1,342)        (203)                             (974)
Equity in earnings (losses) of
  subsidiaries                               (20)                           1,129       (2,206)          $1,097               -
                                          ------         -----            -------      -------           ------          -------
Net income (loss)                         $1,129         $ (20)           $(2,206)     $(2,582)          $1,097          $(2,582)
                                          ======         =====            =======      =======           ======          =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                             COMBINED        COMBINED                               RECLASSIFICATIONS
                                             GUARANTOR    NON-GUARANTOR                                    AND
                                           SUBSIDIARIES   SUBSIDIARIES    STEEL HEDDLE   SH GROUP      ELIMINATIONS    CONSOLIDATED

   Net sales                                                 $    351        $ 23,394                                     $ 23,745
   Cost of goods sold                                             353          17,630                                       17,983
                                                             --------        --------                                     --------
   Gross profit                                                    (2)          5,764                                        5,762
   Selling, general and administrative
     costs                                   $      1                           2,823                                        2,824
   Other expenses                                                               1,190                                        1,190
                                             --------        --------        --------                                     --------
   Operating income (loss)                         (1)             (2)          1,751                                        1,748
   Other income (expense), net                  2,527                          (8,454)    $   (771)                         (6,698)
                                             --------        --------        --------     --------                        --------
   Income (loss) before income taxes            2,526              (2)         (6,703)        (771)                         (4,950)
   Income tax expense (benefit)                   884              (1)         (2,032)        (270)                         (1,419)
   Equity in earnings (losses) of
     subsidiaries                                  (1)                          1,641       (3,030)       $  1,390             -
                                             --------        --------        --------     --------        --------        --------

   Net income (loss)                         $  1,641        $     (1)       $ (3,030)    $ (3,531)       $  1,390        $ (3,531)
                                             ========        ========        ========     ========        ========        ========

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY WEEKS ENDED MAY 25, 1998
(PREDECESSOR)

                                             COMBINED        COMBINED                     RECLASSIFICATIONS
                                            GUARANTOR     NON-GUARANTOR         THE              AND
                                           SUBSIDIARIES    SUBSIDIARIES     COMPANY (1)      ELIMINATIONS     CONSOLIDATED

   Net sales                                                 $    354        $ 29,277                           $ 29,631
   Cost of goods sold                                             392          18,236                             18,628
                                                             --------        --------                           --------
   Gross profit                                                   (38)         11,041                             11,003
   Selling, general and administrative
     costs                                                          5           3,819                              3,824
   Other expenses                                                                 421                                421
                                                             --------        --------                           --------
   Operating income (loss)                                        (43)          6,801                              6,758
   Other income (expense), net               $  3,417             (19)         (4,947)                            (1,549)
                                             --------        --------        --------                           --------
   Income (loss) before income taxes            3,417             (62)          1,854                              5,209
   Income tax expense                           1,299              23             546                              1,868
   Equity in earnings (losses) of
     subsidiaries                                (255)                          2,033           $ (1,778)            -
                                             --------        --------        --------           --------        --------

   Net income (loss)                         $  1,863        $    (85)       $  3,341           $ (1,778)       $  3,341
                                             ========        ========        ========           ========        ========

   (1) For the periods marked as "Predecessor", "the Company" is comprised of the financial information of Old Holdings, SH Intermediate Corp. and Steel Heddle.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                   COMBINED          COMBINED                      RECLASSIFICATIONS
                                   GUARANTOR      NON-GUARANTOR         THE               AND
                                 SUBSIDIARIES      SUBSIDIARIES     COMPANY (1)      ELIMINATIONS          CONSOLIDATED
Net sales                                           $  281          $ 19,068                                 $ 19,349
Cost of goods sold                                     223            11,862                                   12,085
                                                    ------          --------                                 --------
Gross profit                                            58             7,206                                    7,264
Selling, general and
  administrative costs           $      1                              2,114                                    2,115
Other expenses                                                           251                                      251
                                 --------           ------          --------                                 --------
Operating income (loss)                (1)              58             4,841                                    4,898
Other income (expense), net         2,217              151            (3,737)                                  (1,369)
                                 --------           ------          --------                                 --------
Income before income taxes          2,216              209             1,104                                    3,529
Income tax expense                    842               18               374                                    1,234
Equity in earnings of
  subsidiaries                         58                              1,565          $  (1,623)                 -
                                 --------           ------          --------          ---------              --------

Net income                       $  1,432           $  191          $  2,295          $  (1,623)             $  2,295
                                 ========           ======          ========          =========              ========

(1) For the periods marked as "Predecessor", "the Company" is comprised of the financial information of Old Holdings, SH Intermediate Corp. and Steel Heddle.


UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                            COMBINED         COMBINED                       RECLASSIFICATIONS
                                           GUARANTOR      NON-GUARANTOR          THE               AND
                                          SUBSIDIARIES     SUBSIDIARIES      COMPANY (1)      ELIMINATIONS         CONSOLIDATED

Net sales                                                      $702           $54,398                                $55,100
Cost of goods sold                                              607            34,647                                 35,254
                                                               ----           -------                                -------
Gross profit                                                     95            19,751                                 19,846
Selling, general and
  administrative costs                      $    1                5             6,321                                  6,327
Other expenses                                                                    952                                    952
                                            ------             ----           -------                                -------
Operating income (loss)                         (1)              90            12,478                                 12,567
Other income (expense), net                  5,014              304            (9,530)                                (4,212)
                                            ------             ----           -------                                -------
Income before income taxes
  and extraordinary item                     5,013              394             2,948                                  8,355
Income tax expense                           1,905               36               981                                  2,922
                                            ------             ----           -------                                -------
Income before extraordinary item             3,108              358             1,967                                  5,433
Extraordinary (loss) on early
  extinguishment of debt, net
  of income taxes                                                              (2,753)                                (2,753)
Equity in earnings of subsidiaries              95                              3,466         $  (3,561)                   -
                                            ------             ----           -------         ---------              -------

Net income                                  $3,203             $358           $ 2,680         $  (3,561)             $ 2,680
                                            ======             ====           =======         =========              =======

(1) For the periods marked as "Predecessor", "the Company" is comprised of the financial information of Old Holdings, SH Intermediate Corp. and Steel Heddle.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                             COMBINED         COMBINED
                                             GUARANTOR      NON-GUARANTOR
                                           SUBSIDIARIES     SUBSIDIARIES      STEEL HEDDLE        SH GROUP       CONSOLIDATED

  Net cash provided by (used in)
    operating activities                      $ 4,467         $  (45)            $   (752)       $     (47)       $   3,623
                                              -------         ------             --------        ---------        ---------
  Investing activities:
    Purchase of business                                                                          (112,956)        (112,956)
    Purchases of property, plant
       and equipment                                             (13)                (689)                             (702)
                                                              ------             --------        ---------        ---------
  Net cash used in investing activities                          (13)                (689)        (112,956)        (113,658)
                                                              ------             --------        ---------        ---------
  Financing activities:
    Payments of debt                                                              (56,092)                          (56,092)
    Proceeds from issuance of debt                                                133,600           15,016          148,616
    Intercompany transactions, net             (4,468)            99              (71,073)          75,442                -
    Proceeds from sale of stock                                                                     22,995           22,995
    Other                                                                          (4,928)            (450)          (5,378)
                                              -------         ------             --------        ---------        ---------
  Net cash provided by (used in)
    financing activities                       (4,468)            99                1,507          113,003          110,141
  Net increase (decrease) in cash
    and equivalents                                (1)            41                   66                               106
  Cash and cash equivalents at
    beginning of period                            11             26                1,514                             1,551
                                              -------         ------             --------        ---------        ---------

  Cash and cash equivalents
    at end of period                          $    10         $   67             $  1,580        $       -        $   1,657
                                              =======         ======             ========        =========        =========

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY WEEKS ENDED MAY 25, 1998
(PREDECESSOR)

                                                                   COMBINED        COMBINED
                                                                   GUARANTOR     NON-GUARANTOR         THE
                                                                 SUBSIDIARIES    SUBSIDIARIES      COMPANY (1)    CONSOLIDATED

 Net cash provided by operating activities                          $ 1,158         $ 220           $   832         $ 2,210
                                                                    -------         -----           -------         -------
 Investing activities:
   Purchases of property, plant and equipment                                         (20)             (948)           (968)
   Proceeds from sale of property, plant and equipment                                                  238             238
                                                                    -------         -----           -------         -------
 Net cash used in investing activities                                                (20)             (710)           (730)
                                                                    -------         -----           -------         -------
 Financing activities:
   Revolver borrowings, net                                                                           1,317           1,317
   Payments of debt                                                                                  (1,625)         (1,625)
   Intercompany transactions, net                                    (1,163)         (270)            1,433
                                                                    -------         -----           -------         -------
 Net cash provided by (used in) financing activities                 (1,163)         (270)            1,125            (308)
                                                                    -------         -----           -------         -------
 Net increase (decrease) in cash and equivalents                         (5)          (70)            1,247           1,172
 Cash and cash equivalents at beginning of year                          16            96               267             379
                                                                    -------         -----           -------         -------

 Cash and cash equivalents at end of year                           $    11         $  26           $ 1,514         $ 1,551
                                                                    =======         =====           =======         =======

(1) For the periods marked as "Predecessor", "the Company" is comprised of the financial information of Old Holdings, SH Intermediate Corp. and Steel Heddle.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE QUARTERS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                       COMBINED         COMBINED                       RECLASSIFICATIONS
                                       GUARANTOR     NON-GUARANTOR          THE               AND
                                     SUBSIDIARIES     SUBSIDIARIES      COMPANY (1)      ELIMINATIONS      CONSOLIDATED

Net cash provided by (used
  in) operating activities             $  4,784         $ 225            $   (430)                           $  4,579
                                       --------         -----            --------                            --------
Investing activities:
  Purchases of property,
     plant and equipment                                   (3)             (1,496)                             (1,499)
  Advances to subsidiaries              (67,297)                                          $    67,297               -
                                       --------         -----            --------         -----------        --------
Net cash used in investing
  activities                            (67,297)           (3)             (1,496)             67,297          (1,499)
                                       --------         -----            --------         -----------        --------
Financing activities:
  Proceeds from issuance
     of debt                                                              129,797            (67,297)          62,500
  Payments of debt,
     including penalty                                                    (61,565)                            (61,565)
  Dividends paid                                                           (7,929)                             (7,929)
  Intercompany transactions,
     net                                     (3)         (256)                259                                   -
  Capital contributions                  62,531                           (62,531)                                  -
  Other                                                                      (886)                               (886)
                                       --------         -----            --------         -----------        --------
Net cash provided by
  (used in) financing activities         62,528          (256)             (2,855)           (67,297)          (7,880)
                                       --------         -----            --------         -----------        --------
Net increase (decrease) in
  cash and equivalents                       15           (34)             (4,781)                             (4,800)
Cash and equivalents at
  beginning of period                                     105               4,540                               4,645
                                       --------         -----            --------         -----------        --------

Cash and equivalents at
  end of period                        $     15         $  71            $   (241)        $         -        $   (155)
                                       ========         =====            ========         ===========        ========

(1) For the periods marked as "Predecessor", "the Company" is comprised of the financial information of Old Holdings, SH Intermediate Corp. and Steel Heddle.

STEEL HEDDLE GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

The Company has two reportable segments, the Textile Products Group ("Textile Products") and the Metal Products Group ("Metal Products"). The Textile Products Group manufactures textile loom accessories including heddles, dropwires, harness frames, reeds and shuttles and bobbins, all of which are used to hold or guide individual yarns during the weaving process. In its Metal Products Group, the Company processes and sells rolled products and tool and die services to industrial users. In its wire rolling operation, the Company converts round rod to flat wire through a rolling process which results in a flat wire with a round edge. Originally developed to satisfy in-house heddle manufacturing needs, the Company's rolled products can also be found in a variety of other industries, including electronics, automotive and solar power.

On May 26, 1998, SH Group consummated the Acquisition. SH Group, a corporation formed by AIP, was organized as a holding company to effectuate the Acquisition of substantially all the outstanding stock of Old Holdings. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill.

As a result of the transaction, the assets and liabilities of Old Holdings were revalued to their respective fair values under the principles of APB No. 16, "Business Contributions." The most significant effects were to increase property, plant and equipment, certain intangibles, inventory and certain liabilities. Accordingly, financial information for periods prior to May 26, 1998 (Predecessor) is not comparable with that for periods subsequent to May 26, 1998 (Successor). The principal changes in the Company's Successor periods' statement of operations resulting from the change in basis of accounting from that of the Predecessor periods include increased depreciation and amortization expense resulting from write-up of the Company's fixed and intangible assets and goodwill and increased interest expense resulting from financing the transaction.

BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, costs of sales, gross profit, SG&A, operating income and net income of the company are presented in millions of dollars and as a percentage of sales.

                                        THREE MONTHS ENDED
                         ------------------------------------------------
                            OCTOBER 3, 1998            OCTOBER 4, 1997
                         ---------------------      ---------------------
                               SUCCESSOR                 PREDECESSOR
                                COMPANY                   COMPANY
                              (14 WEEKS)                 (14 WEEKS)
                         ---------------------      ---------------------
 Net Sales               $  16.6        100.0%      $  19.4       100.0%
 Cost of sales              13.0         78.4          12.1        62.5
 Gross profit                3.6         21.6           7.3        37.5
 SG&A                        2.0         11.9           2.1        10.9
 Operating income            0.7          4.2           4.9        25.3
 Net income (loss)          (2.6)       (15.6)          2.3        11.9


                                                          NINE MONTHS ENDED
                             --------------------------------------------------------------------------
                                             OCTOBER 3, 1998                         OCTOBER 4, 1997
                             -----------------------------------------------      ---------------------
                                   SUCCESSOR                 PREDECESSOR               PREDECESSOR
                                    COMPANY                    COMPANY                   COMPANY
                                   (19 WEEKS)                 (20 WEEKS)               (40 WEEKS)
                             ---------------------      --------------------      ---------------------

 Net Sales                   $  23.8        100.0%      $  29.6       100.0%      $  55.1        100.0%
 Cost of sales                  18.0         75.7          18.6        62.9          35.3         64.0
 Gross profit                    5.8         24.3          11.0        37.1          19.8         36.0
 SG&A                            2.8         11.9           3.8        12.9           6.3         11.5
 Operating income                1.7          7.4           6.8        22.8          12.6         22.8
 Net income (loss)              (3.5)       (14.9)          3.4         2.7           2.7          4.9

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 3, 1998 (SUCCESSOR) COMPARED TO THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 4, 1997 (PREDECESSOR)

NET SALES - Net sales declined $2.8 million (14.3%) in the third quarter of 1998 compared to the third quarter of 1997. The decrease results primarily from a decrease in domestic Textile Product sales of $1.5 million and export Textile Product sales of $1.1 million to $10.5 million and $3.4 million, respectively. Metal product sales remained flat at $2.7 million.

The decrease in export sales of Textile Products is attributable to several factors. Demand from Asia has been reduced as new loom installations in that region have been significantly curtailed due to the currency devaluations and the lack of credit. This results in lower demand for the Company's Textile Products. The difficulties associated with opening commercial letters of credit to support international purchases has forced local textile mills to operate with existing accessories - mainly heddles - even if loom operating speeds and efficiency are reduced. In addition, the amount of secondhand accessories has increased due to reduced operating levels and some mill closings.

The decrease in domestic sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms are being purchased, along with the Company's associated products. This comes after record levels of new loom purchases in 1997. As the record number of new looms were installed - replacing older looms - an increased amount of used accessories became available within the large companies to support their remaining older looms. Finally, mill managers have been reducing operating costs and expenditures of new accessories in reaction to uncertainties created in the textile market by the Asian crisis.

GROSS PROFIT - Gross profit for the quarter ended October 3, 1998 decreased $3.7 million to $3.6 million compared to the quarter ended October 4, 1997, a decrease of 51%. The decrease is primarily due to the decline in sales volume in the Textile Products segment, lower export prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization totaled $2.8 million and $.8 million during the third quarter of 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses for the quarter ended October 3, 1998 decreased $0.1 million to $2.0 million, from $2.1 million for the quarter ended October 4, 1997. The decrease in SG&A expenses during the quarter ended October 3, 1998 was primarily due to decreased incentive compensation resulting from declining business levels partially offset by costs incurred in connection with the Company's year 2000 computer project.

OPERATING INCOME - Operating income for the quarter ended October 3, 1998 decreased $4.2 million to $0.7 million from $4.9 million for the quarter ended October 4, 1997. The decrease in operating income for the quarter ended October 4, 1998 is principally due to the decrease in gross profit as described above, coupled with increased amortization of goodwill in connection with the new basis of accounting used in the Acquisition. Goodwill amortization was $.7 million for the third quarter 1998, an increase of $ .5 million compared to the third quarter 1997.

NET INCOME (LOSS) - The Company incurred a loss of $2.6 million for the quarter ended October 3, 1998, due primarily to increased interest expense and to the factors described above. Interest expense for the third quarter of 1998 increased by $2.9 million from the third quarter of 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for third quarter of 1998 was 27.3% compared to 34.9% for the same period in 1997. The 1998 rate is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the acquisition.


NINE MONTHS ENDED OCTOBER 3, 1998 (SUCCESSOR) COMPARED TO NINE MONTHS ENDED OCTOBER 4, 1997 (PREDECESSOR)

NET SALES - Net sales declined $1.7 million (3.1%) to $53.4 million during the nine months ended October 3, 1998 compared to $55.1 million during the nine months ended October 4, 1997.

The decrease in net sales for the nine-month period results primarily from a decline in Textile Product sales of $2.6 million to $45.1 million. This decrease was partially offset by an increase in sales of Metal Products to $8.3 million. Domestic and export Textile Products sales declined $1.0 million and $1.6 million, respectively, due primarily to a worldwide decrease in new loom sales, the economic and monetary crisis in Asia, and reduced replacement sales as customers work off of record new loom purchases in 1997 as discussed above.

GROSS PROFIT - Gross profit for the nine months ended October 3, 1998 decreased $3.0 million to $16.8 million compared to $19.8 million for the nine months ended October 4, 1997. The decrease is primarily due to the decline in sales volume in the Textile Products business segment, lower export prices for textile products sold in Asian markets, and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization totaled $4.9 million for the nine months ended October 3, 1998, an increase of $2.5 million compared to the comparable period of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses for the nine months ended October 3, 1998 increased $0.3 million to $6.6 million from $6.3 million for the nine months ended October 4, 1997. The increase is due primarily to the write off of the Company's investment in its China operation of $.3 million and costs incurred in connection with the Company's year 2000 computer project of $.3 million, partially offset by decreased incentive compensation resulting from declining business levels.

OPERATING INCOME - Operating income for the nine months ended October 3, 1998 was $8.5 million, 15.9 percent of net sales, compared to $12.6 million, 22.8 percent of net sales, for the nine months ended October 4, 1997. The decrease of $4.1 million is due to the decrease in gross profit as described above and to an increase of $.6 million in amortization of goodwill in connection with the new basis of accounting used in the Acquisition.

NET INCOME (LOSS) - The Company incurred a net loss of $0.1 million for the nine months ended October 3, 1998 compared to net income of $2.7 million for the nine months ended October 4, 1997. The loss during 1998 is due primarily to increased interest expense resulting from debt issued in connection with the acquisition and to the factors noted above. Included in 1997 net income was an extraordinary charge for early extinguishment of debt of $2.8, net of income taxes of $1.7 million, incurred in connection with the refinancing of the Company's debt. The effective tax rate for the nine month period in 1998 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES - The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for the nine months ended October 3, 1998 increased to $5.8 million from $4.6 million for the nine months ended October 4, 1997. The increase was primarily due to increased depreciation and amortization and reduction in working capital requirements, partially offset by the decrease in net income in 1998 and by the extraordinary loss incurred upon the early extinguishment of debt in the prior year.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended October 3, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets and is not comparable to the prior period. The Company's capital expenditures for the nine months ended October 3, 1998 were $1.7 million, an increase of $0.2 million compared to the same period in 1997. These expenditures were primarily for the replacement of machinery and equipment.

Subsequent to October 3, 1998, the Company acquired a 49% ownership interest in Millentex, N.V., a Belgium company with operations in the loom accessories industry and annual sales of $13 million. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows from financing activities for the nine months ended October 3, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock,

Senior Discount Debentures, Senior Subordinated Notes and bank debt, all net of associated fees, and is not directly comparable to the prior year.

ADJUSTED EBITDA - EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Indenture dated as of May 26, 1998 among the Company, Steel Heddle International, Inc., Heddle Capital Corp. and United States Trust Company (the "Indenture"). Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler Capital Corporation "BCC" and "AIP", supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" in the Credit Agreement. Adjusted EBITDA was $15.5 million for the nine months ended October 3, 1998, $17.1 million for the nine months ended October 4, 1997, and $21.2 million for the twelve months ended October 3, 1998. The decrease of $1.5 million or 9.3% for the nine-month period is a result of the factors discussed above.

Adjusted EBITDA is included herein as it is a basis upon which the Company assesses its financial performance, and certain covenants that are part of the Credit Facility are tied to similar measures. Adjusted EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA, as presented, represents a useful measure of assessing the Company's ongoing operating activities without the impact of financing activities and unusual items. While EBITDA and Adjusted EBITDA are frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY - The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Company believes that such funds will be adequate for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations on both a short term and a long term basis. However, the level of the Company's indebtedness could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes or other purposes may be materially limited or impaired; (ii) significant amounts of the Company's borrowings bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates; (iii) the Indenture, the Notes and the Credit Facility contain financial and restrictive covenants, the failure to comply with which may result in an event of default which if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business or be unable to carry out capital spending. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 MATTERS

Steel Heddle initiated the process of preparing its computer systems and applications for the year 2000 in 1997. This process involves addressing the impacts on information technology (IT) systems plus non-IT systems involving embedded chip technology. The process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with customers and suppliers to ensure that they are taking appropriate actions to remedy their year 2000 issues. The Company has conducted an inventory of its IT systems and currently is correcting the systems that it found to have date-related deficiencies. In the case of non-IT systems, the Company is conducting an inventory of its facilities and is beginning the correction of date-related deficiencies. The Company will utilize both internal and external resources to reprogram or replace, and test the software for year 2000 modifications. The Company anticipates completing the year 2000 project by mid-year 1999, which is prior to any anticipated impact on its operating systems. The Company will also prepare a contingency plan in the event there are any system interruptions.

The Company has not yet established a contingency plan, but intends to formulate one and expects it to be substantially complete by July 1999. The contingency plan is anticipated to address mission-critical applications such as purchasing and inventory management, production control, general ledger accounting, billing and disbursements. The contingency plan will address these issues through, among other actions, use of manual records and workarounds, extra staffing, increased inventories and establishment of alternate sources of raw materials.

The cost of the year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. Of the total project cost, approximately $0.4 million is attributable to the purchase of new software and hardware and will be capitalized. The remaining $0.6 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations. The Company has incurred approximately $0.4 million during fiscal 1998 of which approximately $0.3 million has been expensed.

The Company has surveyed all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company has received representations from its primary third-party vendors that they will have resolved any year 2000 problems in their software prior to any impact on their operating systems.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates can be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Further, there can be no assurance given that any or all of the Company's systems are or will be year 2000 compliant or that the impact of any failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's financial conditions. Furthermore, no assurance can be given that the third parties important to Steel Heddle will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information. "In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits. "Additionally, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS Nos. 131 and 132 are effective in 1998 and principally affect the display and disclosure of financial information in the Company's financial statements. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999.

SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal reporting used by the Company to allocate resources and assess financial performance. The Company has not completed the analyses required to determine such segment disclosures or additional disclosure requirements, if any, arising from the adoption of SFAS No. 131. The Company will adopt this statement retroactively during the fiscal year ending January 2, 1999.

SFAS No. 132 standardizes the disclosures for pensions and other postretirement liabilities, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain other disclosures. The Company will adopt this statement retroactively during the fiscal year ending January 2, 1999.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At the present time, the Company does not engage in any derivative instruments or hedging activities and therefore, management does not anticipate that such adoption will have a material impact on its financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that can be identified by the use of forward-looking terminology, such as "may," "intend," will," "expect," anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. We refer you to documents the Company files from time to time with the Securities and Exchange Commission and specifically the "Risk Factors" section of the Company's most recent Registration Statement on Form S-4. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements.

STEEL HEDDLE GROUP, INC.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM

1.    Legal Proceedings                                                  None

2.    Changes in Securities and Use of Proceeds                         None

3.    Defaults Upon Senior Securities                                    None

4.    Submission of Matters to a Vote of Security Holders                None

5.    Other Information                                                  None

6.    Exhibits and Reports on Form 8-K:

      (a)      Exhibit - (27) Financial Data Schedule

      (b)      Current Reports on Form 8-K                               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            STEEL HEDDLE GROUP, INC.




Date:  December 7, 1998                  /s/ Jerry B. Miller
     ------------------------            -------------------
                                         Jerry B. Miller
                                         Vice President - Finance and Secretary