Form 10-Q/A
period 1998-10-03
STEEL HEDDLE GROUP INC
filed 1999-04-01
CIK 1065423

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

STEEL HEDDLE GROUP, INC.

Introduction Note: The Company was informed by its actuary, in February 1999, that the liability for postretirement life insurance had been incorrectly calculated for periods prior to the year ended January 2, 1999 because a blended insurance premium rate for both active and retired employees was used rather than the premium attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation. The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. See Note 9.

STEEL HEDDLE GROUP, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                       PAGE

PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets:
                 October 3, 1998 (Restated) (Unaudited) and
                 January 3, 1998 (Restated)                                                            4-5

             Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss):

                 Fourteen Weeks ("Three Months") Ended October 3, 1998 (Successor)
                 and Fourteen Weeks ("Three Months") Ended October 4, 1997
                 (Predecessor) (Unaudited)                                                               6

                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and the Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor)
                 (Unaudited)                                                                             7

             Condensed Consolidated Statements of Cash Flows:
                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and
                 Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor) (Unaudited)           8-9

             Notes to Unaudited Condensed Consolidated Financial Statements                           9-20

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                               21-28

PART II.     OTHER INFORMATION                                                                          29

ITEM I.  FINANCIAL STATEMENTS

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                    SUCCESSOR             PREDECESSOR
                                                     COMPANY                COMPANY
 ASSETS                                          OCTOBER 3, 1998        JANUARY 3, 1998
                                                   (UNAUDITED)                (1)
                                            (AS RESTATED-SEE NOTE 9)  (AS RESTATED-SEE NOTE 9)
CURRENT ASSETS:
  Cash and cash equivalents                        $   1,657               $    379
  Accounts receivable                                  8,972                  9,290
  Income taxes receivable                                826                      -
  Inventories                                         17,690                 14,030
  Prepaid expenses                                        72                     99
                                                   ---------               --------

       Total current assets                           29,217                 23,798
                                                   ---------               --------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                42,031                 52,561
  Less accumulated depreciation                       (2,730)               (35,876)
                                                   ---------               --------

                                                      39,301                 16,685
                                                   ---------               --------

OTHER ASSETS AND DEFERRED CHARGES:
  Prepaid pension cost                                 2,390                    546
  Goodwill, net                                      107,606                 22,537
  Identifiable intangible assets, net                 12,459                      -
  Sundry                                               4,213                    774
                                                   ---------               --------

                                                     126,668                 23,857
                                                   ---------               --------

TOTAL ASSETS                                       $ 195,186               $ 64,340
                                                   =========               ========

(1)  Derived from January 3, 1998 (restated) audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                        SUCCESSOR              PREDECESSOR
LIABILITIES AND SHAREHOLDERS' EQUITY                                     COMPANY                 COMPANY
  (DEFICIT)                                                          OCTOBER 3, 1998         JANUARY 3, 1998
                                                                       (UNAUDITED)                 (1)
                                                                 (AS RESTATED-SEE NOTE 9)  (AS RESTATED-SEE NOTE 9)
CURRENT LIABILITIES:
  Accounts payable                                                      $   1,513              $  2,166
  Accrued and sundry liabilities                                            9,066                 5,313
  Deferred income taxes                                                     1,122                   670
  Income taxes payable                                                          -                   302
  Current portion of long-term debt                                         1,000                 6,500
                                                                        ---------              --------

              Total current liabilities                                    12,701                14,951

LONG-TERM DEBT, LESS CURRENT PORTION                                      144,774                46,300

RETIREMENT BENEFITS PAYABLE                                                 6,746                 7,439

DEFERRED INCOME TAXES                                                      16,011                   241

REDEEMABLE COMMON STOCK - $.01 par value per share -
  authorized 300,000 shares, issued and outstanding
  234,949 shares at October 3, 1998; and Class A, $.01 par
  value per share - authorized 2,000,000 shares, issued
  and outstanding 91,080 shares at January 3, 1998                              2                 1,366

CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Class B common stock - $1.00 par value per share -
     authorized 1,500,000 shares, issued and outstanding                        -                     -
     10 shares at January 3, 1998
  Additional paid-in capital                                               23,375                13,689
  Notes receivable - shareholders                                            (350)                    -
  Carryover basis of managements' interest                                 (4,494)                    -
  Accumulated other comprehensive income                                      (48)                  (48)
  (Deficit)                                                                (3,531)              (19,598)
                                                                        ---------              --------

                                                                           14,952                (5,957)
                                                                        ---------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                                             $ 195,186              $ 64,340
                                                                        =========              ========

(1)  Derived from January 3, 1998 (restated) audited financial statements.

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

              Goodwill - Goodwill associated with the May 26, 1998 acquisition is approximately $108.4 million and is being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $0.9 million as of October 3, 1998.

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

9.     RESTATEMENT OF FINANCIAL STATEMENTS

       RESTATEMENT OF FINANCIAL STATEMENTS - The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary, in February 1999, (subsequent to issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance had been incorrectly calculated, for periods prior to the year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation.

       The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine and three month periods ended October 3, 1998 and the nine and three months periods ended October 4, 1997 was not material. The effect on the consolidated balance sheet as of October 3, 1998 and January 3, 1998 is as follows:

                                         October 3, 1998         January 3, 1998
                                     Originally             Originally
                                      Reported   Restated    Reported  Restated
                                     ---------------------- ---------------------
       Retirement benefits payable    $  4,433    $ 6,746     $ 5,126   $ 7,439
       Deferred income taxes,
         long-term                      16,890     16,011       1,120       241
       Deficit                          (3,531)    (3,531)    (18,164)  (19,598)
       Goodwill                        106,172    107,606      22,537    22,537


10.    SUBSEQUENT EVENT

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


11.    PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 3, 1998
(SUCCESSOR)

                                           COMBINED        COMBINED                               RECLASSIFICATIONS
                                           GUARANTOR    NON-GUARANTOR                                   AND
                                         SUBSIDIARIES    SUBSIDIARIES   STEEL HEDDLE   SH GROUP     ELIMINATIONS      CONSOLIDATED

Assets:
  Cash and cash equivalents                $    10           $   67        $  1,580                                     $  1,657
  Accounts receivable                                           266           8,706                                        8,972
  Income tax receivable                                          16           1,667    $    270      $  (1,127)              826
  Inventories                                                   196          17,494                                       17,690
  Prepaid expenses                             225                2              70                       (225)               72
                                           -------           ------        --------    --------      ---------          --------
           Total current assets                235              547          29,517         270         (1,352)           29,217
Due from affiliates                                           3,519          72,280                    (75,799)               -
Notes receivable from affiliates            72,413                                                     (72,413)               -
Investments in subsidiaries                   (240)                          75,293     105,463       (180,516)               -
Property, plant and equipment, net                               65          39,236                                       39,301
Other assets and deferred charges, net                                      126,231         437                          126,668
                                           -------           ------        --------    --------      ---------          --------

Total assets                               $72,408           $4,131        $342,557    $106,170      $(330,080)         $195,186
                                           =======           ======        ========    ========      =========          ========

Liabilities and shareholders' equity:
  Accounts payable and accrued
    and sundry liabilities                                   $    2        $ 10,802                  $    (225)         $ 10,579
  Due to affiliates, net                   $   357                                     $ 75,442        (75,799)               -
  Deferred income taxes                                                       1,122                                        1,122
  Income taxes payable                       1,127                                                      (1,127)               -
  Current position of long-term debt                                          1,000                                        1,000
                                           -------           ------        --------    --------      ---------          --------
           Total current liabilities         1,484                2          12,924      75,442        (77,151)           12,701
Long-term debt                                                              201,413      15,774        (72,413)          144,774
Retirement benefits payable                                                   6,746                                        6,746
Deferred income taxes                                                        16,011                                       16,011
Redeemable common stock                                                                       2                                2
Shareholders' equity (deficit)              70,924            4,129         105,463      14,952       (180,516)           14,952
                                           -------           ------        --------    --------      ---------          --------

Total liabilities and shareholders'
  equity                                   $72,408           $4,131        $342,557    $106,170      $(330,080)         $195,186
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

RESTATEMENT OF FINANCIAL STATEMENTS - The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary, in February 1999, (subsequent to the issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance had been incorrectly calculated, for periods prior to the year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation.

The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine and three month periods ended October 3, 1998 and the nine and three months periods ended October 4, 1997 was not material. The effect on the consolidated balance sheet as of October 3, 1998 and January 3, 1998 is as follows:

                                 October 3, 1998         January 3, 1998
                             Originally             Originally
                              Reported   Restated    Reported  Restated
                             ----------------------  --------------------
Retirement benefits payable    $  4,433    $ 6,746     $ 5,126   $ 7,439
Deferred income taxes,
  long-term                      16,890     16,011       1,120       241
Deficit                          (3,531)    (3,531)    (18,164)  (19,598)
Goodwill                        106,172    107,606      22,537    22,537

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




Date:  April 1, 1999                     /s/ Jerry B. Miller
     ------------------------            -------------------
                                         Jerry B. Miller
                                         Vice President - Finance and Secretary