Form 10-Q
period 1999-04-03
STEEL HEDDLE GROUP INC
filed 1999-05-19
CIK 1065423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission File number 333-61041

                             STEEL HEDDLE GROUP INC.
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 234,949 shares of the Company's Common Stock , par value $0.01 per share, were outstanding as of May 17, 1999.

                             STEEL HEDDLE GROUP INC.

                                Table of Contents



PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet:
                as of April 3, 1999 (Unaudited) and January 2, 1999.............................3

           Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss):
                for the Three Months Ended April 3, 1999 (Successor) and April 4, 1998
                (Predecessor)...................................................................5

           Unaudited Consolidated Statements of Cash Flows:
                for the Three Months Ended April 3, 1999 (Successor) and April 4, 1998
                (Predecessor)...................................................................6

           Notes to Unaudited Consolidated Financial Statements.................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations..................................................................15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................20


PART II    OTHER INFORMATION...................................................................21


                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    STEEL HEDDLE GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         SUCCESSOR              SUCCESSOR
                                                                          COMPANY                COMPANY
                                                                       APRIL 3, 1999         JANUARY 2, 1999
                                                                 --------------------- ----------------------
                                                                       (Unaudited)                (1)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $ 1,064                $ 1,182
     Accounts receivable, net                                                  11,193                  9,873
     Income taxes receivable                                                    1,279                  1,279
     Inventories                                                               19,174                 19,730
     Prepaid expenses                                                              73                    125
                                                                 --------------------- ----------------------

               Total current assets                                            32,783                 32,189

PROPERTY, PLANT & EQUIPMENT:
     Cost                                                                      46,040                 46,014
     Less accumulated depreciation                                             (6,704)                (4,510)
                                                                 --------------------- ----------------------

                                                                               39,336                 41,504

OTHER ASSETS:
     Prepaid pension costs                                                      2,136                  2,185
     Goodwill, net                                                            106,445                107,124
     Identifiable intangible assets, net                                       11,947                 12,203
     Sundry                                                                     4,534                  4,696
                                                                 --------------------- ----------------------

                                                                              125,062                126,208
                                                                 --------------------- ----------------------

TOTAL ASSETS                                                                 $197,181               $199,901
                                                                 ===================== ======================



(1)  Derived from January 2, 1999 audited financial statements

See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                          SUCCESSOR             SUCCESSOR
                                                                           COMPANY               COMPANY
                                                                         APRIL 3, 1999        JANUARY 2, 1999
                                                                  -------------------- ----------------------
                                                                         (Unaudited)               (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $ 2,429                $ 2,423
     Accrued and sundry liabilities                                             8,468                  6,081
     Deferred income taxes                                                      1,902                  2,049
     Income taxes payable                                                         132                    143
     Current portion of long-term debt                                          6,985                  6,328
                                                                  -------------------- ----------------------

          Total current liabilities                                            19,916                 17,024

LONG-TERM DEBT, LESS CURRENT PORTION                                          145,054                146,957

RETIREMENT BENEFITS PAYABLE                                                     7,225                  7,317

DEFERRED INCOME TAXES                                                          14,214                 15,111

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY                                                                 1,788                  1,960

REDEEMABLE COMMON STOCK:
     $0.01 par value per share - authorized 300,000
        shares, issued and outstanding 234,949 shares
        at April 3, 1999 and January 2, 1999                                        2                      2

SHAREHOLDERS' EQUITY:
     Additional paid-in capital                                                23,375                 23,375
     Deficit                                                                   (9,320)                (6,915)
     Notes receivable - shareholders                                             (350)                  (350)
     Carryover basis of management's interest                                  (4,494)                (4,494)
     Accumulated other comprehensive loss                                        (229)                   (86)
                                                                  -------------------- ----------------------

          Total shareholders' equity                                            8,982                 11,530
                                                                  -------------------- ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $197,181               $199,901
                                                                  ==================== ======================

(1) Derived from January 2, 1999 audited financial statements.

See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)


                                                                                 THREE MONTHS ENDED
                                                                          APRIL 3, 1999      APRIL 4, 1998
                                                                          -------------     ---------------
                                                                            SUCCESSOR        PREDECESSOR
                                                                            COMPANY            COMPANY
                                                                           (13 WEEKS)         (13 WEEKS)


NET SALES                                                                     $ 18,529            $ 19,266

COST OF GOODS SOLD                                                              14,121              11,930
                                                                          -------------     ---------------

GROSS PROFIT                                                                     4,408               7,336

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     2,790               2,178

MANAGEMENT FEES                                                                    281                  68

AMORTIZATION OF GOODWILL                                                           679                 182
                                                                          -------------     ---------------

OPERATING INCOME                                                                   658               4,908

OTHER INCOME (EXPENSE):
     Interest income                                                                33                  17
     Interest expense, including amortization of deferred
       financing costs                                                          (4,043)             (1,027)
     Other financing expense                                                         -                 (50)
                                                                          -------------     ---------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME
     TAXES                                                                       (3,352)             3,848

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY                                 15                  -
                                                                          -------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                (3,337)             3,848

INCOME TAX (BENEFIT) EXPENSE                                                       (932)             1,347
                                                                          -------------     ---------------

NET INCOME (LOSS)                                                                (2,405)             2,501

OTHER COMPREHENSIVE INCOME (LOSS) -
     NET OF TAX:
     Foreign currency translation adjustment                                       (143)                14
                                                                          -------------     ---------------

COMPREHENSIVE INCOME (LOSS)                                                     $(2,548)            $2,515
                                                                          =============     ===============

See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  THREE MONTHS ENDED
                                                                             APRIL 3, 1999     APRIL 4, 1998
                                                                           ---------------    ---------------
                                                                              SUCCESSOR         PREDESSOR
                                                                              COMPANY            COMPANY
                                                                            (13 WEEKS)         (13 WEEKS)
OPERATING ACTIVITIES:
     Net income (loss)                                                           $ (2,405)          $ 2,501
     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
          Depreciation                                                              2,209               924
          Amortization                                                              1,059               215
          Accretion of senior discount debentures                                     553                 -
          Minority interest in consolidated subsidiaries                             (172)                -
          Benefit for deferred income taxes                                        (1,044)                -
          Accrued retirement benefit costs                                            (43)               73
          Changes in operating assets and liabilities:
               Accounts receivable                                                 (1,320)           (1,825)
               Inventories                                                            556            (1,041)
               Prepaid expenses                                                        52                49
               Sundry assets                                                          163                 -
               Accounts payable                                                         6                28
               Accrued and sundry liabilities                                       2,387            (2,169)
               Income taxes payable                                                   (11)              987
                                                                           ---------------    ---------------
                    Net cash provided by (used in) operating
                      activities                                                    1,990              (258)

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment, net                                  (309)             (618)
     Proceeds on disposals of property, plant and equipment                             -                81
                                                                           ---------------    ---------------
                    Net cash used in investing activities                            (309)             (537)

FINANCING ACTIVITIES:
     Revolver borrowings (repayments), net                                         (1,501)              692
     Payments of debt                                                                (298)                -
                                                                           ---------------    ---------------
                    Net cash provided by (used in) financing
                      activities                                                   (1,799)              692
                                                                           ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (118)             (103)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                                   1,182               379
                                                                           ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,064             $ 276
                                                                           ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                                  $ 713           $ 1,546
     Income taxes paid                                                               $ 10             $ 380

See notes to unaudited consolidated financial statements

STEEL HEDDLE GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

1.     ORGANIZATION, ACQUISITIONS AND BASIS OF PRESENTATION

ORGANIZATION - Steel Heddle Group, Inc. ("SH Group" or together with its subsidiaries, the "Company") is a Delaware corporation incorporated in 1998. SH Group is a holding company whose wholly-owned subsidiary Steel Heddle Mfg. Co ("Steel Heddle"), a Pennsylvania corporation, manufactures products and loom accessories used by textile weaving mills and processes metal products from its wire rolling facilities for use in the electronics, solar power and automotive industries, among others. The Company's manufacturing plants are located in the southern United States, Mexico, and Belgium. The Company sells to foreign and domestic companies.

THE ACQUISITION OF STEEL HEDDLE - On May 26, 1998 SH Group consummated the acquisition (the "Acquisition"), of SH Holdings Corp. ("Old Holdings"). SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effect the acquisition of all of the outstanding common stock of Old Holdings. The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover ownership interests of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million of 13 3/4 % Senior Subordinated Discount Debentures, issuance of $100 million of 10 5/8% Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of approximately $33.6 million under a new bank credit facility (the "Credit Facility") of Steel Heddle. The acquisition was accounted for using the purchase method of accounting.

In accordance with the purchase method of accounting, the purchase price was allocated to the underlying assets and liabilities of Old Holdings based upon their estimated respective fair values at the date of Acquisition. The fair values were determined by independent appraisals, valuations and other means deemed appropriate by management. Based on such allocations, the purchase price exceeded the fair value of the net assets acquired by approximately $108.7 million. In addition, certain options ("Rollover Options") to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition were converted into options to acquire 17,707 shares of common stock of SH Group at an exercise price of $15 per share. On a fully-diluted basis, the Rollover Options represent approximately 5% ownership interest in SH Group immediately following the Acquisition. The carryover basis of management's interest in the Rollover Options, $4,494, has been considered in the allocation of the purchase cost and in the initial basis of equity. Since assets and liabilities of Old Holdings have been adjusted to their fair values as of the date of Acquisition, the financial information for periods prior to May 26, 1998 ("Predecessor Company") are not comparable with financial information for periods subsequent to that date ("Successor Company").

THE ACQUISITION OF MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly-owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V. ("Millentex"), an entity organized under the laws of the Kingdom of Belgium. Millentex was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company (the "Belgium Company") with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting. The financial position of Millentex is included in the Company's consolidated balance sheet at April 3, 1999 and January 2, 1999, and the results of operations and comprehensive loss of Millentex for the three months ended April 3, 1999 are included in the Company's consolidated statement of operations and comprehensive loss for the three months ended April 3, 1999.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Millentex based upon their estimated respective fair values at the date of acquisition. The fair values were determined by independent appraisals, valuations and other means deemed appropriate by management. Based on such allocations, the purchase price was allocated to the identifiable assets and there was no goodwill.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain other significant accounting policies arising from the Acquisition include the following:

         Deferred financing costs associated with the Acquisition financing were approximately $4,378 and are being amortized using the interest method. Accumulated amortization was approximately $413 at April 3, 1999.

         Goodwill arising from the acquisition is approximately $108,710 and is being amortized over forty years using the straight-line method. Accumulated amortization was approximately $2,265 on April 3, 1999.

         Identifiable intangible assets acquired in the Acquisition, consisting principally of engineering drawings, were approximately $12,800 and are being amortized on the straight-line method over 12.5 years. Accumulated amortization was approximately $853 at April 3, 1999.

In the opinion of the management of the Company, these unaudited consolidated financial statements contain all of the adjustments, consisting of a normal recurring nature, necessary for fair presentation. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the Predecessor Company consolidated financial statements for the prior period have been reclassified to conform to the current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The notes included herein should be read in conjunction with the audited consolidated financial statements included in Steel Heddle's Annual Report on Form 10-K for the year ended January 2, 1999.


2.     INVENTORIES

                                                                         Unaudited
                                                                       April 3, 1999         January 2, 1999
                                                                     ----------------       ----------------
Raw materials and component parts                                            $ 6,777                $ 7,614
Work in process and finished goods                                            12,397                 12,116
                                                                     ================       ================
                                                                            $ 19,174               $ 19,730
                                                                     ================       ================

Inventories priced by the LIFO method were approximately $10,580 at April 3, 1999 and approximately $11,067 at January 2, 1999. If all inventories had been priced by the FIFO or average cost method, they would have been higher than the amounts reported by approximately $1,173 and $779 at April 3, 1999 and January 2, 1999, respectively.

3.     LONG-TERM DEBT

                                                                           Unaudited
                                                                          April 3, 1999       January 2, 1999
                                                                         ---------------     ----------------
10 5/8% Senior Subordinated Notes ("Notes")                                   $ 100,000            $ 100,000
10 3/4% Senior Discount Debentures ("Debentures")                                16,815               16,262
Bank Credit Facility ("Credit Facility"):
     Term loan                                                                   30,000               30,000
     Revolving loan                                                               2,000                3,200
Foreign Notes Payable                                                               346                  654
Foreign Revolving Lines of Credit                                                 2,878                3,169
                                                                         ---------------     ----------------
                                                                                152,039              153,285
Less current portion                                                              6,985                6,328
                                                                         ===============     ================
                                                                              $ 145,054            $ 146,957
                                                                         ===============     ================

The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears commencing on December 1, 1998.

The Debentures (original proceeds of $15,016 and accreted value of $16,815 at April 3, 1999) will mature on June 1, 2009. The Debentures are accreting interest, using the interest method, to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 1, 2003.

The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus 1.0 percent or Eurodollar rates (as defined) plus 2.25 percent, at the Company's option. At April 3, 1999, the interest rates on the Credit Facility borrowings ranged from 7.19% to 7.32% and approximately $17.3 million was available for borrowing under the revolving loan facility. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at April 3, 1999.

The foreign notes payable incur interest at rates ranging from 4.0% to 7.2% with interest payments due quarterly. Principal payments ranging from $11 to $29 are due quarterly. At April 3, 1999, the foreign revolving lines of credit incurred interest at rates ranging from 4.09% to 4.35%. The foreign subsidiary had approximately $532 available under these revolving lines of credit at April 3, 1999. Substantially all of the foreign entity's current assets are pledged as collateral under two of the foreign revolving lines of credit.

4.     RELATED PARTY TRANSACTIONS

On May 26, 1998, the Company and SH Group, Inc. entered into a management services agreement with AIP. AIP provides general management, financial and other corporate advisory services to the Company for $895 annually, payable in semi-annual installments on May 30 and November 29 and will be reimbursed for out-of-pocket expenses. The agreement expires on the earlier of May 26, 2008, or such other date as AIP and the Company mutually agree. During the three months ended April 3, 1999, $281 in such fees and reimbursements was expensed.

BCC Industrial Services, Inc. ("BCC"), an affiliate of Butler Capital Corporation, provided consulting services to the Company pursuant to a Consulting Services Agreement dated as of January 1, 1996 and received remuneration of $68 in the three months ended April 4, 1998.

In connection with the Acquisition, certain officers of the Company purchased shares of the SH Group's common stock which are secured by notes from the officers. The amended notes bear interest at 6% per year, require annual payments beginning in 2000 and mature on May 26, 2003. The notes have been presented as a separate component of shareholder's equity (deficit).


5.    COMMITMENTS AND CONTINGENCIES

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

COMMITMENT (RELATED PARTY) - Also in connection with the financing of the May 26, 1998 acquisition, SH Group issued $29,250 of 13 3/4% Senior Discounted Debentures ("Debentures"). The Debentures are a legal obligation of SH Group, however, SH Group is dependent on dividends from Steel Heddle to meet the debt service requirements of the Debentures. The Debentures (original proceeds of $15,016 and accreted value of $16,815 at April 3, 1999) will mature on June 1, 2009. The Debentures are accreting to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 4, 2003. Cash flow requirements of Steel Heddle to service SH Group's Debentures commence on December 4, 2003 and total approximately $2,011 in 2003, $4,022 in each of 2004 to 2008, and $31,261
($2,011 representing interest and $29,250 representing principal) in 2009. Payment of such dividends by Steel Heddle to SH Group are permitted under the terms of the Credit Facility and Notes.


6.     SEGMENT INFORMATION

The Company has two reportable segments, the Textile Products Group ("Textile Products") and the Metal Products Group ("Metal Products"). Textile Products manufactures textile loom accessories including heddles, dropwires, harness frames and reeds, all of which are used to hold or guide individual yarns during the weaving process. Metal Products processes and sells rolled products. Metal Product's wire rolling operation provides material used by Textile Products and a variety of other industries, including electronics, automotive and solar power. Included in other below are amounts associated with the Company's Mexican subsidiary, the shuttle division, frame reconditioning, tools and molds and the corporate division. The Company's reportable segments are business units that offer different products or primarily generate sales from different customers. No customer accounted for over 10% of the consolidated sales of the Company during the three months ended April 3, 1999 (Successor) or the three months ended April 4, 1998 (Predecessor).

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




SUCCESSOR COMPANY
Unaudited
3 Months Ended                                       Textile         Metal
April 3, 1999                                       Products       Products         Other           Total
------------------------------------              -------------- -------------- --------------- ---------------
Revenues from external
     customers                                        $15,275        $ 2,399           $ 855         $18,529
Intersegment revenues                                      80          1,810              31           1,921
Segment profit                                          3,452            890              66           4,408

PREDECESSOR COMPANY
Unaudited
3 Months Ended                                     Textile         Metal
April 4, 1998                                     Products       Products         Other           Total
------------------------------------            -------------- -------------- --------------- ---------------
Revenues from external
     customers                                       $ 15,287        $ 2,694         $ 1,285        $ 19,266
Intersegment revenues                                     186          1,549              75           1,810
Segment profit                                          5,713          1,303             320           7,336


                                                                    SUCCESSOR                    PREDECESSOR
                                                                    Unaudited                     Unaudited
                                                                    3 Months                      3 Months
                                                                      Ended                         Ended
PROFIT                                                            April 3, 1999                 April 4, 1998
                                                                 ----------------              ----------------
Total profit for reportable segments                                   $ 4,342                       $ 7,016
Other profit                                                                66                           320
Unallocated amounts:
     Selling, general and administrative                                (2,790)                       (2,178)
     Management fees                                                      (281)                          (68)
     Amortization of goodwill                                             (679)                         (182)
     Interest, net                                                      (4,010)                       (1,010)
     Other                                                                   -                           (50)
                                                               ----------------              ----------------
(Loss) income before minority interest
     and income taxes                                                 $ (3,352)                      $ 3,848
                                                               ================              ================

7.     ADOPTION OF NEW ACCOUNTING STANDARDS

In January 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software costs associated with research and development to be expensed as incurred. The Company's historical policy on software costs has closely paralleled the SOP's requirements, therefore, management believes adoption of this statement will not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.


8.     PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

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



                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                  APRIL 3, 1999
                                    SUCCESSOR

                                                        Combined
                                         Combined         Non-                                 Reclassifications
                                        Guarantor      Guarantor       Steel          SH              And
                                       Subsidiaries   Subsidiaries     Heddle        Group       Eliminations     Consolidated
                                       ------------   ------------     ------        -----     -----------------  ------------
Assets:
Cash and cash equivalents                    $ 12          $ 247         $ 805     $             $                   $1,064
Accounts receivable                                        3,394         7,799                                       11,193
Inventories                                                4,124        15,050                                       19,174
Income taxes receivable                                       28         1,251                                        1,279
Prepaid expenses                              234             29            44                           (234)           73
                                        ----------     ---------      ---------   ----------    -------------    ----------
          Total current assets                246          7,822        24,949                           (234)       32,783
Due from affiliates                                        3,323        73,255                        (76,578)            -
Notes receivable from affiliates           75,182                                                     (75,182)            -
Investments in subsidiaries                 3,260                       80,183      100,210          (183,653)            -
Deferred taxes                                                                          614              (614)            -
Property, plant & equipment, net                           3,170        36,166                                       39,336
Other assets and deferred charges,
     net                                                     538       124,107          417                         125,062
                                        ----------     ---------     ---------   ----------     -------------    ----------
          Total assets                     $78,688       $14,853      $338,660     $101,241         $(336,261)     $197,181
                                        ==========     =========     =========   ==========     =============    ==========

Liabilities and shareholders' equity:
Accounts payable and accrued and
     sundry liabilities                 $                $ 2,108       $ 9,023     $                   $ (234)     $ 10,897
Due to affiliates, net                       1,160                                   75,442           (76,602)            -
Deferred income taxes                                                    1,902                                        1,902
Income taxes                                                 132                                                        132
Current portion of long-term debt                          2,985         4,000                                        6,985
                                        ----------     ---------     ---------   ----------     -------------    ----------
          Total current liabilities          1,160         5,225        14,925       75,442           (76,836)       19,916
Long-term debt, less current
     portion                                                 239       203,182       16,815           (75,182)      145,054
Retirement benefits payable                                  557         6,668                                        7,225
Deferred income taxes                                      1,151        13,677                           (614)       14,214
Redeemable common stock                                                                   2                               2
Minority interest                                                                                       1,788         1,788
Shareholders' equity                        77,528         7,681       100,208        8,982          (185,417)        8,982
                                        ----------     ---------     ---------   ----------     -------------    ----------
          Total liabilities and share-
               holders' equity             $78,688       $14,853      $338,660     $101,241         $(336,261)     $197,181
                                        ==========     =========     =========   ==========     =============    ==========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                    SUCCESSOR

                                                     Combined
                                       Combined        Non-                             Reclassifications
                                       Guarantor     Guarantor      Steel        SH           And
                                      Subsidiaries   Subsidiaries   Heddle      Group      Eliminations    Consolidated
                                      ------------   ------------   ------      ----     --------------    ------------
Net sales                               $              $ 2,752     $15,777   $              $              $ 18,529
Cost of goods sold                                       2,319      11,802                                   14,121
                                      -----------    ------------ ----------  ---------   -------------    -----------
Gross profit                                               433       3,975                                    4,408
Selling, general and
     administrative expenses                    1          396       2,393                                    2,790
Other expenses                                                         960                                      960
                                      -----------    ----------- ----------   ---------   -------------    -----------
Operating income (loss)                        (1)          37         622                                      658
Other income (expense), net                 2,363          (41)     (5,769)     (563)                        (4,010)
                                      -----------    ----------- ----------   ---------   -------------    -----------
Income (loss) before minority
     interest and income taxes              2,362           (4)     (5,147)     (563)                        (3,352)
Minority interest in loss of
     consolidated subsidiary                   15                                                                15
                                      -----------    ----------- ----------   ---------   -------------    -----------
Income (loss) before income taxes           2,377           (4)     (5,147)     (563)                        (3,337)
Income tax expense (benefit)                  803          (11)     (1,527)     (197)                          (932)
Equity in earnings (losses) of
     subsidiaries                               6                    1,586    (2,039)         447                 -
                                      -----------    ----------- ----------   ---------   -------------    -----------
Net income (loss)                         $ 1,580           $7    $(2,034)   $(2,405)       $ 447          $ (2,405)
                                      ===========    =========== ==========   =========   =============    ===========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998
                                   PREDECESSOR

                                            Combined        Combined                   Reclassifications
                                            Guarantor      Non-Guarantor        The          And
                                           Subsidiaries     Subsidiaries      Company    Eliminations     Consolidated
                                           ------------    -------------     --------   ---------------  --------------
Net sales                                   $                     $ 230      $ 19,036     $             $ 19,266
Cost of goods sold                                                  251        11,678                     11,930
                                           -----------    --------------     ----------   -----------    ------------
Gross profit                                                        (21)        7,357                      7,336
Selling, general and administrative
     expenses                                                         5         2,173                      2,178
Other expenses                                                                    250                        250
                                           -----------    --------------     -----------  -----------    ------------
Operating income (loss)                                             (26)        4,934                      4,908
Other income (expense), net                      2,194                          (3,254)                    (1,060)
                                           -----------    --------------     -----------  -----------    ------------
Income (loss) before income taxes                2,194              (26)        1,680                      3,848
Income tax expense (benefit)                       834               (9)           522                     1,347
Equity in earnings (losses) of
     subsidiaries                                                               1,343       (1,343)            -
                                           -----------    --------------     -----------  -----------    ------------

Net income (loss)                              $ 1,360            $ (17)       $2,501      $(1,343)       $2,501
                                           ===========    ==============      ==========  ===========    ============

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                    SUCCESSOR

                                                    Combined
                                      Combined       Non-                              Reclassifications
                                     Guarantor     Guarantor       Steel        SH           And
                                     Subsidiaries  Subsidiaries    Heddle      Group     Eliminations     Consolidated
                                     ------------  ------------    ------      -----     -------------    ------------
Net cash provided by (used in)
     operating activities                 $(342)      $104        $ 2,228        $ -          $ -        $ 1,990
                                     ----------   -----------   -----------  ----------  -------------     -----------
Investing activities:
     Purchase of property plant
          and equipment                                  (1)         (308)                                  (309)
                                     ----------   -----------   -----------  ----------  -------------     -----------
Net cash used in investing                   -           (1)         (308)         -            -           (309)
  activities
Financing activities:
     Revolver borrowings
          (payments), net                              (301)       (1,200)                                (1,501)
     Payments of debt                                  (298)                                                (298)
     Intercompany transactions, net        342          (16)         (326)                                     -
                                     ----------   -----------   -----------  ----------  -------------   -----------
Net cash provided by (used in)
     financing activities                  342         (615)         (973)         -             -        (1,799)
                                     ----------   -----------   -----------  ----------  -------------   -----------
Net increase (decrease) in cash and
     cash equivalents                         -        (512)          394          -             -          (118)
Cash and cash equivalents at
     beginning of period                     12         759           411          -             -         1,182
                                     ----------   -----------   -----------  ----------  -------------   -----------
Cash and cash equivalents at end
     of period                             $ 12        $247         $ 805        $ -           $ -       $ 1,064
                                     ==========   ===========   ===========  ==========  =============   ===========



            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 4, 1998
                                   PREDECESSOR




                                            Combined       Combined                 Reclassifications
                                            Guarantor     Non-Guarantor      The          And
                                           Subsidiaries   Subsidiaries    Company    Eliminations       Consolidated
                                           ------------  -------------   --------   -----------------   ------------
Net cash provided by (used in)
     operating activities                      $ 2,166         $ (49)    $ (2,375)        $ -         $ (258)
Net cash used in investing activities                                        (537)                      (537)
Financing activities:
     Proceeds from debt                                                       692                        692
     Intercompany transactions, net             (2,165)          (13)       2,178                         -
                                           -----------  -------------- ------------ ------------- ------------
Net cash provided by (used in)
     financing activities                       (2,165)          (13)       2,870           -            692
                                           -----------  -------------- ------------ ------------- ------------
Net increase (decrease) in cash and
     cash equivalents                                1           (62)         (42)          -           (103)
Cash and cash equivalents at
     beginning of period                            16            96          267           -            379
                                           -----------  -------------- ------------ ------------- ------------
Cash and cash equivalents at end
     of period                                    $ 17           $34       $  225         $ -           $276
                                           ===========  ============== ============ ============= ============


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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

OVERVIEW

The Company has two reportable segments, Textile Products and Metal Products. Textile Products manufactures textile loom accessories including heddles, dropwires, harness frames and reeds, all of which are used to hold or guide individual yarns during the weaving process. In Metal Products, the Company processes and sells rolled products. In its wire rolling operations, the Company converts round rod to flat wire through a rolling process which results in a flat wire with a round edge. Originally developed to satisfy in-house heddle manufacturing needs, the Company's rolled products can also be found in a variety of other industries, including electronics, automotive and solar power.

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

On October 23, 1998, Steel Heddle, through its wholly owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, an entity organized under the laws of the Kingdom of Belgium.

Millentex, was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Millentex based upon their estimated respective fair values at the date of acquisition. The fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Based on such allocations, the purchase price was allocated to identifiable assets and there was no goodwill.

The financial position at April 3, 1999 and the results of operations for the three months ended April 3, 1999 of Millentex are included in the Company's consolidated financial statements at April 3, 1999. In the calculation of Adjusted EBITDA for the twelve months ended April 3, 1999, in accordance with the definition of consolidated EBITDA in the credit facility, the results of Millentex are included on a pro forma basis for the full twelve months.

BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, cost of sales, gross profit, selling, general and administrative expenses, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of sales.

                                    Three Months               Three Months
                                          Ended                   Ended
                                      April 3, 1999           April 4, 1998
                                        Successor             Predecessor
                                    ------------------      -----------------

Net sales                            $18,529     100.0%        $19,266  100.0%
Cost of sales                         14,121      76.2          11,930   61.9
Gross profit                           4,408      23.8           7,336   38.1
SG&A                                   2,790      15.1           2,178   11.3
Operating income                         658       3.6           4,908   25.5
Net income (loss)                     (2,405)     13.0           2,501   13.0

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 (SUCCESSOR) COMPARED TO THREE MONTHS ENDED
  APRIL 4, 1998 (PREDECESSOR)

Net Sales. Net sales decreased $737 or 3.8% for the three months ended April 3, 1999 compared to the three months ended April 4, 1998. This decrease in net sales resulted from a decrease in Textile Products net sales of $12 or 0.1% to $15,275, a decrease in Metal Products net sales of $295 or 11.0% to $2,399 and a decrease in other net sales of $430 or 33.5% to $855. Textile Products net sales includes net sales of Millentex (acquired October 23, 1998) of $2,524 during the three months ended April 3, 1999. Net sales for Textile Products, Metal Products and other decreased due to a decrease in domestic net sales as foreign net sales have increased with the acquisition of Millentex.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased during the three months ended April 3, 1999. During the three months ended April 4, 1998, the Company made some shipments related to the record number of new loom purchases in 1997. In addition, as the significant number of new looms were previously installed, an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the Asian economic downturn.

Metal Products net sales declined as a result of pricing pressures and as a large customer began efforts to reduce inventory levels.

The decrease in other net sales for the three months ended April 3, 1999 is due to a decrease in shuttle and tool and die net sales. Shuttle net sales decreased as fewer shuttle looms remain as these looms are being replaced by faster more efficient shuttleless looms. Tool and die net sales decreased during the three months ended April 3, 1999 as certain large projects for a customer were completed.

Gross Profit. Gross profit for the three months ended April 3, 1999 decreased $2,928 to $4,408, or 23.8% of nets sales, compared to gross profit of $7,336 or 38.1% of net sales for the three months ended April 4, 1998. Included in gross profit for the three months ended April 3, 1999 is gross profit of $399 related to Millentex. The decrease is primarily due to the decline in domestic sales in the Textile Products business segment, lower international prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, underabsorption of fixed costs resulting from decreased units sold or transferred intercompany and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization, including Millentex depreciation of $164, charged to cost of goods sold totaled $2,264 for the three months ended April 3, 1999, an increase of $1,431 compared to the comparable period of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended April 3, 1999 increased $612 to $2,790 or 15.1% of net sales from $2,178 or 11.3% of net sales for the three months ended April 4, 1998. The increase is due to the inclusion of Millentex selling, general and administrative expenses of $396, an increase in depreciation expense of $109 associated with the write-up of the Company's assets in connection with the new basis of accounting in the Acquisition and an increase in costs incurred in connection with the Company's year 2000 computer project of $40.

Operating Income. Operating income for the three months ended April 3, 1999 was $658, or 3.6% of net sales compared to $4,908, or 25.5% of nets sales for the three months ended April 4, 1998. Millentex contributed operating income of $3 during the three months ended April 3, 1999. The decrease of $4,250, or 86.6% is due to the decrease in gross profit as described above, a $213 increase in management fees and an increase of $497 in amortization of goodwill in connection with the new basis of accounting used in the Acquisition.

Net Income (Loss). The Company incurred a net loss of $(2,405), 13.0% of net sales, for the three months ended April 3, 1999 compared to net income of $2,501, 13.0% of net sales, for the three months ended April 4, 1998. The loss during 1999 is due primarily to an increase in interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. The effective tax rate for the year ended January 1, 2000 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate plus 1.0 percent or Eurodollar rates plus 2.25 percent, at the Company's option. At April 3, 1999, the interest rates on the Credit Facility borrowings ranged from 7.19% to 7.32% and approximately $17.3 million was available for borrowing under the revolving loan facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at April 3, 1999.

Cash Flows from Operating Activities. The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for the three months ended April 3, 1999 increased to $1,990 from cash used in operating activities of $258 for the three months ended April 4, 1998. The increase was primarily due to the Company's reduction in working capital requirements.

Cash Flows used in Investing Activities. Net cash used in investing activities for the three months ended April 3, 1999 decreased to $309 from $537 for the three months ended April 4, 1998. The Company's capital expenditures for the period were $309, a decrease of $309 compared to the same period in 1998. These expenditures were primarily for the replacement of machinery and equipment.

Cash Flows used in Financing Activities. Cash flows used in financing activities for the three months ended April 3, 1999 was $1,799 compared to cash flows provided by financing activities of $692 for the three months ended April 4, 1998. This change resulted from the net repayment of amounts borrowed under the Company's revolving lines of credit and notes payable during the three months ended April 3, 1999.

Adjusted EBITDA. EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Note Indenture. Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler and AIP, supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" in the credit agreement. Adjusted EBITDA was $4,120 for the three months ended April 3, 1999, $6,149 for the three months ended April 4, 1998, $17,315 for the twelve months ended April 3, 1999 and $23,293 for the twelve months ended April 4, 1998.

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

IT Applications: The Company has completed the inventory, assessment and planning phases for all IT applications considered to be mission-critical and is currently in the implementation and testing phase. Implementation and testing involves repair of existing systems, and in some cases, complete replacement with purchased systems that are Year 2000 compliant. Modified systems are subjected to rigorous testing in a non-production environment with production data and moved to a production environment for further testing and monitoring. Modifications to existing systems are approximately 90 % complete. Testing and monitoring of those systems will continue throughout 1999. Mission-critical systems scheduled for replacement include only the general ledger accounting system, which will be replaced with a purchased system. Replacement and testing is expected to be completed by August 31, 1999.

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

The Company has surveyed all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those parties' failures to remediate their Year 2000 issues. The Company has received representations from its primary third-party vendors that they will have resolved any
                                       19

Year 2000 problems in their software prior to any impact on their operating systems. However, many of the responses will require follow-up, which is to be completed during the third quarter of 1999.

The cost of the year 2000 project is estimated at $1,000 and is being funded through operating cash flows. Of the total project cost, an estimated $400 is attributable to the purchase of new software and hardware and will be capitalized. The remaining estimated $600, will be expensed as incurred and is not expected to have a material effect on the results of operations. The Company has incurred $723 of costs, ($261 during fiscal 1999), of which $471 has been expensed, ($131 expensed in fiscal 1999).

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk relating to the Company's operations result primarily from volatility in interest rates and foreign currency exchange rates.

Interest rate risk. The Company has exposure to interest rate changes primarily relating to its bank term debt and revolver and its foreign debt. The bank debt bears interest at rates which vary with changes in (i) the bank's prime rate, or
(ii) Eurodollar Rate. The foreign debt bears interest at rates which vary with changes in the Belgium Interbank Offered Rate. The total of all such variable-rate debt was approximately $34,878 at April 3, 1999. A 100 basis point change in interest rates would not have a material impact on the Company's consolidated financial position or results of operations.

Foreign currency risk. The Company has two foreign subsidiaries located in Mexico and Belgium and conducts business in a number of other countries. Sales by foreign subsidiaries are denominated in the local currency of the subsidiary, and international sales from U.S. operations are generally denominated in U.S. dollars. For the three months ended April 3, 1999, approximately 32% of the Company's revenues are generated outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political, and market conditions.

At April 3, 1999, the functional currency of the Belgium subsidiary and the Mexican subsidiary was their respective local currency. At the beginning of fiscal 1999, the functional currency of the Mexican subsidiary changed from the US dollar to the local currency (peso) due to the fact that Mexico is no longer considered highly inflationary. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of shareholder's equity. To date, translation losses have not been significant. The Company's net investment in its foreign subsidiaries was $1,542 at April 3, 1999. If the foreign currency exchange rates fluctuate by 10% from rates at April 3, 1999, the effect on the Company's financial position and results of operations would not be material.


                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                         None
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                 None
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                           None
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       None
ITEM 5.    OTHER INFORMATION                                         None
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)     Exhibit  - (27) Financial Data Schedule
           (b)     Current Reports on Form 8-K                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             STEEL HEDDLE GROUP INC.


Date: May 18, 1999          By:   /s/ Jerry B. Miller
                                  ----------------------------------------
                                  Jerry B. Miller
                                  Vice President Finance and Secretary