Form 10-Q
period 1999-06-26
STEEL HEDDLE GROUP INC
filed 1999-08-09
CIK 1065423

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                For the transition period from _____ to _____.

                       Commission File number 333-61041

                           STEEL HEDDLE GROUP, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                      57-1067030
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)

       1801 Rutherford Road, Greenville, South Carolina 29607
                    (Address of principal executive offices)

                 Registrant's telephone number (864) 244-4110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 234,949 shares of the Company's Common Stock, par value $0.01 per share, were outstanding as of August 1, 1999.

                           STEEL HEDDLE GROUP, INC.

                              Table of Contents

PART I     FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets:
             as of June 26, 1999 (Unaudited) and January 2, 1999..............3

        Unaudited Consolidated Statement of Operations and Comprehensive
           Income (Loss):
             for the Three Months Ended June 26, 1999 (Successor), the Five
             Weeks Ended June 27, 1998 (Successor) and the Seven Weeks
             Ended May 25, 1998 (Predecessor).................................5

        Unaudited Consolidated Statement of Operations and Comprehensive
           Income (Loss):
             for the Six Months Ended June 26, 1999 (Successor), the Five
             Weeks Ended June 27, 1998 (Successor) and the Twenty Weeks
             Ended May 25, 1998 (Predecessor).................................6

        Unaudited Consolidated Statements of Cash Flows:
             for the Six Months Ended June 26, 1999 (Successor), the Five
             Weeks Ended June 27, 1998 (Successor) and the Twenty Weeks
             Ended May 25, 1998 (Predecessor).................................7

        Notes to Unaudited Consolidated Financial Statements..................8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................20

Item 3. Quantitative and Qualitative Disclosures about Market Risk............27

PART II OTHER INFORMATION.....................................................28

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                              SUCCESSOR        SUCCESSOR
                                               COMPANY          COMPANY
                                            JUNE 26, 1999    JANUARY 2, 1999
                                            -------------  ------------------
                                             (Unaudited)         (1)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $  335         $ 1,182
     Accounts receivable, net                       12,428           9,873
     Income taxes receivable                         1,280           1,279
     Inventories                                    18,271          19,730
     Prepaid expenses                                  114             125
                                            -------------------------------

               Total current assets                 32,428          32,189

PROPERTY, PLANT & EQUIPMENT:
     Cost                                           46,294          46,014
     Less accumulated depreciation                  (8,715)         (4,510)
                                            -------------------------------

                                                    37,579          41,504

OTHER ASSETS:
     Prepaid pension costs                           2,072           2,185
     Goodwill, net                                 105,765         107,124
     Identifiable intangible assets, net            11,691          12,203
     Sundry                                          4,364           4,696
                                            -------------------------------

                                                   123,892         126,208
                                            -------------------------------

TOTAL ASSETS                                      $193,899        $199,901
                                            ===============================



(1)  Derived from January 2, 1999 audited financial statements

See notes to unaudited consolidated financial statements

                  STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                               SUCCESSOR      SUCCESSOR
                                                COMPANY        COMPANY
                                             JUNE 26, 1999  JANUARY 2, 1999
                                             ------------------------------
                                              (Unaudited)        (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $ 3,669         $ 2,423
     Accrued and sundry liabilities                  6,562           6,081
     Deferred income taxes                           1,884           2,049
     Income taxes payable                              121             143
     Current portion of long-term debt               7,024           6,328
                                             ------------------------------

          Total current liabilities                 19,260          17,024

LONG-TERM DEBT, LESS CURRENT PORTION               146,085         146,957

RETIREMENT BENEFITS PAYABLE                          6,970           7,317

DEFERRED INCOME TAXES                               13,055          15,111

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY                                      1,754           1,960

REDEEMABLE COMMON STOCK:
     $0.01 par value per share - authorized
        300,000 shares, issued and outstanding
        234,949 shares at June 26, 1999
        and January 2, 1999                              2               2

SHAREHOLDERS' EQUITY:
     Additional paid-in capital                     23,375          23,375
     Deficit                                       (11,464)         (6,915)
     Notes receivable - shareholders                  (350)           (350)
     Carryover basis of management's
       interest                                     (4,494)         (4,494)
     Accumulated other comprehensive loss             (294)            (86)
                                             ------------------------------

          Total shareholders' equity                 6,773          11,530
                                             ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $193,899        $199,901
                                             ==============================

(1) Derived from January 2, 1999 audited financial statements.

See notes to unaudited consolidated financial statements

                  STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                            (Dollars in thousands)


                                                 THREE MONTHS ENDED
                                           JUNE 26,
                                             1999        JUNE 27, 1998
                                           ---------  --------------------
                                           SUCCESSOR  SUCCESSOR  PREDECESSOR
                                           COMPANY    COMPANY     COMPANY
                                           (12 WEEKS) (5 WEEKS)  (7 WEEKS)


NET SALES                                  $ 17,611    $7,161    $ 10,365

COST OF GOODS SOLD                           13,410     4,973       6,698
                                           ---------  --------   ---------

GROSS PROFIT                                  4,201     2,188       3,667

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                      2,433       845       1,646

MANAGEMENT FEES                                 270        74          64

AMORTIZATION OF GOODWILL                        680       221         107
                                           ---------  --------   ---------

OPERATING INCOME                                818     1,048       1,850

OTHER INCOME (EXPENSE):
     Interest income                             21        20          12
     Interest expense, including
       amortization of deferred financing
       costs                                 (3,990)   (2,462)       (501)
                                           ---------  --------   ---------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                           (3,151)   (1,394)      1,361

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     SUBSIDIARY                                 (40)        -           -
                                           ---------  --------   ---------

INCOME (LOSS) BEFORE INCOME TAXES            (3,191)   (1,394)      1,361

INCOME TAX (BENEFIT) EXPENSE                 (1,047)     (445)        521
                                           ---------  --------   ---------

NET INCOME (LOSS)                            (2,144)     (949)        840

OTHER COMPREHENSIVE INCOME (LOSS) -
     NET OF TAX:
     Foreign currency translation
        adjustment                             (65)      (16)           2
                                           ---------  --------   ---------

COMPREHENSIVE INCOME (LOSS)                 $(2,209)   $ (965)      $ 842
                                           =========  ========   =========

See notes to unaudited consolidated financial statements

                  STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                            (Dollars in thousands)


                                                  SIX MONTHS ENDED
                                           JUNE 26,
                                             1999        JUNE 27, 1998
                                           ---------  --------------------
                                           SUCCESSOR  SUCCESSOR  PREDECESSOR
                                           COMPANY    COMPANY     COMPANY
                                           (25 WEEKS) (5 WEEKS)  (20 WEEKS)


NET SALES                                  $ 36,140    $7,161    $ 29,631

COST OF GOODS SOLD                           27,531     4,973      18,628
                                           ---------  --------   ---------

GROSS PROFIT                                  8,609     2,188      11,003

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                      5,223       845       3,824

MANAGEMENT FEES                                 551        74         132

AMORTIZATION OF GOODWILL                      1,359       221         289
                                           ---------  --------   ---------

OPERATING INCOME                              1,476     1,048       6,758

OTHER INCOME (EXPENSE):
     Interest income                             54        20          29
     Interest expense, including
       amortization of deferred financing
       costs                                 (8,033)   (2,462)     (1,528)
     Other financing expense                       -         -        (50)
                                           ---------  --------   ---------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                            (6,503)   (1,394)      5,209

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     SUBSIDIARY                                 (25)        -           -
                                           ---------  --------   ---------

INCOME (LOSS) BEFORE INCOME TAXES            (6,528)   (1,394)      5,209

INCOME TAX (BENEFIT) EXPENSE                 (1,979)     (445)      1,868
                                           ---------  --------   ---------

NET INCOME (LOSS)                            (4,549)     (949)      3,341

OTHER COMPREHENSIVE INCOME (LOSS) -
     NET OF TAX:
     Foreign currency translation
       adjustment                              (208)      (16)         16
                                           ---------  --------   ---------

COMPREHENSIVE INCOME (LOSS)                 $(4,757)   $ (965)     $3,357
                                           =========  ========   =========

See notes to unaudited consolidated financial statements

                  STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                 SIX MONTHS ENDED
                                          JUNE 26,
                                            1999         JUNE 27, 1998
                                         ----------  ---------------------
                                         SUCCESSOR   SUCCESSOR   PREDECESSOR
                                          COMPANY     COMPANY      COMPANY
                                         (25 WEEKS)  (5 WEEKS)   (20 WEEKS)

OPERATING ACTIVITIES:
     Net income (loss)                    $ (4,549)    $ (949)    $ 3,341
     Adjustments to reconcile net
          income (loss) to net cash
          provided by (used in) operating
          activities:
          Depreciation                       4,258        746       1,517
          Amortization                       2,119      1,347         346
          Accretion of senior discount
            debentures                       1,118        189           -
          Minority interest in
            consolidated subsidiaries         (206)         -           -
          Benefit for deferred income
            taxes                           (2,221)      (448)        (83)
          Accrued retirement benefit
            costs                             (234)      (221)         176
          Changes in operating assets
            and liabilities:
               Accounts receivable          (2,555)        (3)     (1,977)
               Inventories                   1,459        277        (888)
               Prepaid expenses                 11        (18)         (5)
               Sundry assets                   245          -           -
               Accounts payable              1,246       (870)        203
               Accrued and sundry
                 liabilities                   481       (374)     (2,127)
               Income taxes payable            (22)       (15)      1,707
                                         ----------  ---------   ---------
                    Net cash provided
                     by (used in)
                     operating activities    1,150       (339)      2,210

INVESTING ACTIVITIES:
     Acquisition of SH Holding Corp.:
          Current Assets                         -    (31,128)           -
          Property, plant and
            equipment, net                       -    (41,272)           -
          Other assets                           -     (2,487)           -
          Intangible assets                      -   (124,357)           -
          Current and noncurrent
            liabilities                          -     16,905            -
          Deferred income taxes                  -     16,891            -
          Long-term debt                         -     52,492            -
                                         ----------  ---------   ---------
               Net cash used to acquire
               SH Holdings Corp.                 -   (112,956)           -
     Purchase of property, plant and
       equipment, net                         (703)      (199)       (968)
     Proceeds on disposals of property,
       plant and equipment                      -          -          238
                                         ----------  ---------   ---------
                    Net cash used in
                     investing activities     (703)  (113,155)       (730)

FINANCING ACTIVITIES:
     Proceeds from debt                                148,616      1,317
     Capital contributions                              22,995          -
     Revolver borrowings (repayments),
         net                                  (947)           -         -
     Payments of debt                         (347)    (52,492)    (1,625)
     Financing costs incurred                           (5,378)         -
                                         ----------  ---------   ---------
                    Net cash provided
                     by (used in)
                     financing activities   (1,294)    113,741       (308)
                                         ----------  ----------  ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 (847)         247     1,172

CASH AND CASH EQUIVALENTS AT  BEGINNING
  OF PERIOD                                  1,182       1,551         379
                                         ----------  ----------  ---------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                     $ 335     $ 1,798     $1,551
                                         ==========  ==========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                         $ 6,688       $ 294     $ 1,893
     Income taxes paid                        $ 10        $ 19       $ 270

See notes to unaudited consolidated financial statements

STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

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

THE ACQUISITION OF STEEL HEDDLE - On May 26, 1998, SH Group consummated the acquisition (the "Acquisition"), of SH Holdings Corp. ("Old Holdings"). SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effect the acquisition of all of the outstanding common stock of Old Holdings. The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover ownership interests of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million of 13 3/4 % Senior Subordinated Discount Debentures, issuance of $100 million of 10 5/8% Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of approximately $33.6 million under a new bank credit facility (the "Credit Facility") of Steel Heddle. The acquisition was accounted for using the purchase method of accounting.

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

THE ACQUISITION OF MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly-owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V. ("Millentex"), an entity organized under the laws of the Kingdom of Belgium. Millentex was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company (the "Belgium Company") with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting. The financial position of Millentex is included in the Company's consolidated balance sheet at June 26, 1999 and January 2, 1999, and the results of operations and comprehensive loss of Millentex for the three and six months ended June 26, 1999 are included in the Company's consolidated statement of operations and comprehensive loss for the three and six months ended June 26, 1999.

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

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain other significant accounting policies arising from the Acquisition include the following:

      Deferred financing costs associated with the Acquisition financing were approximately $4,378 and are being amortized using the interest method. Accumulated amortization was approximately $537 at June 26, 1999.

      Goodwill arising from the acquisition is approximately $108,710 and is being amortized over forty years using the straight-line method. Accumulated amortization was approximately $2,945 on June 26, 1999.

      Identifiable intangible assets acquired in the Acquisition, consisting principally of engineering drawings, were approximately $12,800 and are being amortized on the straight-line method over 12.5 years. Accumulated amortization was approximately $1,109 at June 26, 1999.

In the opinion of the management of the Company, these unaudited consolidated financial statements contain all of the adjustments, consisting of a normal recurring nature, necessary for fair presentation. Operating results for the six months ended June 26, 1999 are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the Predecessor Company consolidated financial statements for the prior period have been reclassified to conform to the current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The notes included herein should be read in conjunction with the audited consolidated financial statements included in SH Group's Annual Report on Form 10-K for the year ended January 2, 1999.


2.     INVENTORIES

                                                Unaudited
                                                 June 26,      January 2,
                                                   1999           1999
                                               ------------   ------------
Raw materials and component parts                  $ 6,781        $ 7,614
Work in process and finished goods                  11,490         12,116
                                               ------------   ------------
                                                  $ 18,271       $ 19,730
                                               ============   ============

Inventories priced by the LIFO method were approximately $10,063 at June 26, 1999 and approximately $11,067 at January 2, 1999. If all inventories had been priced by the FIFO or average cost method, they would have been higher than the amounts reported by approximately $1,089 and $779 at June 26, 1999 and January 2, 1999, respectively.

3.     LONG-TERM DEBT

                                                  Unaudited
                                                   June 26,     January 2,
                                                     1999          1999
                                                  -----------  ------------
10 5/8 % Senior Subordinated Notes ("Notes")       $ 100,000     $ 100,000
10 3/4% Senior Discount Debentures ("Debentures")     17,380        16,262
Bank Credit Facility ("Credit Facility"):
     Term loan                                        30,000        30,000
     Revolving loan                                    2,500         3,200
Foreign Notes Payable                                    307           654
Foreign Revolving Lines of Credit                      2,922         3,169
                                                  -----------  ------------
                                                     153,109       153,285
Less current portion                                   7,024         6,328
                                                  -----------  ------------
                                                   $ 146,085     $ 146,957
                                                  ===========  ============

The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears each June 1 and December 1.

The Debentures (original proceeds of $15,016 and accreted value of $17,380 at June 26, 1999) will mature on June 1, 2009. The Debentures are accreting interest, using the interest method, to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 1, 2003.

The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus 1.0 percent or Eurodollar rates (as defined) plus 2.25 percent, at the Company's option. At June 3, 1999, the interest rates on the Credit Facility borrowings ranged from 7.21% to 7.25% and approximately $16.8 million was available for borrowing under the revolving loan facility. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at June 26, 1999.

The foreign notes payable incur interest at rates ranging from 4.0% to 7.2% with interest payments due quarterly. Principal payments ranging from $11 to $29 are due quarterly. At June 26, 1999, the foreign revolving lines of credit incurred interest at rates ranging from 3.60% to 3.66%. The foreign subsidiary had approximately $512 available under these revolving lines of credit at June 26, 1999. Substantially all of the foreign entity's current assets are pledged as collateral under two of the foreign revolving lines of credit.


4.     RELATED PARTY TRANSACTIONS

On May 26, 1998, the Company and SH Group, Inc. entered into a management services agreement with AIP. AIP provides general management, financial and other corporate advisory services to the Company for $895 annually, payable in semi-annual installments on May 30 and November 29 and will be reimbursed for out-of-pocket expenses. The agreement expires on the earlier of May 26, 2008, or such other date as AIP and the Company mutually agree. The Company expensed $551and $74 in such fees and reimbursements during the six months ended June 26, 1999 and the five weeks ended June 27, 1998, respectively.

BCC Industrial Services, Inc. ("BCC"), an affiliate of Butler Capital Corporation, provided consulting services to the Company pursuant to a Consulting Services Agreement dated as of January 1, 1996 and received remuneration of $132 in the six months ended June 27, 1998.

In connection with the Acquisition, certain officers of the Company purchased shares of the SH Group's common stock which are secured by notes from the officers. The amended notes bear interest at 6% per year, require annual payments beginning in 2000 and mature on May 26, 2003. The notes have been presented as a separate component of shareholders' equity.


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

COMMITMENT (RELATED PARTY) - Also in connection with the financing of the May 26, 1998 acquisition, SH Group issued $29,250 of 13 3/4% Senior Discounted Debentures ("Debentures"). The Debentures are a legal obligation of SH Group; however, SH Group is dependent on dividends from Steel Heddle to meet the debt service requirements of the Debentures. The Debentures (original proceeds of $15,016 and accreted value of $17,380 at June 26, 1999) will mature on June 1, 2009. The Debentures are accreting to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 4, 2003. Cash flow requirements of Steel Heddle to service SH Group's Debentures commence on December 4, 2003 and total approximately $2,011 in 2003, $4,022 in each of 2004 to 2008, and $31,261
($2,011 representing interest and $29,250 representing principal) in 2009. Payment of such dividends by Steel Heddle to SH Group are permitted under the terms of the Credit Facility and Notes.


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

No customer accounted for over 10% of the consolidated sales of the Company during the six months ended June 26, 1999 or the six months ended June 27, 1998.

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



Unaudited                         Textile     Metal
3 Months Ended June 26, 1999      Products  Products    Other      Total
----------------------------      -------------------------------------------
SUCCESSOR COMPANY

Revenues from external
  customers                       $ 14,470    $2,232       $909    $17,611
Intersegment revenues                   64     1,676         31      1,771
Segment profit                       3,144       819        238      4,201


Unaudited                          Textile     Metal
3 Months Ended June 27, 1998       Products  Products    Other      Total
----------------------------       ------------------------------------------
SUCCESSOR COMPANY
5 Weeks Ended June 27, 1998

Revenues from external
  customers                         $5,790      $926       $445     $7,161
Intersegment revenues                   45       535         18        598
Segment profit                       1,833       268         87      2,188

PREDECESSOR COMPANY
7 Weeks Ended May 25, 1998

Revenues from external
  customers                         $8,494    $1,318       $553    $10,365
Intersegment revenues                   77     1,012         38      1,127
Segment profit                       2,982       497        188      3,667


Unaudited                          Textile     Metal
6 Months Ended June 26, 1999       Products  Products    Other      Total
----------------------------       ------------------------------------------
SUCCESSOR COMPANY

Revenues from external
  customers                       $ 29,745    $4,631     $1,764    $36,140
Intersegment revenues                  144     3,486         62      3,692
Segment profit                       6,596     1,709        304      8,609


Unaudited                         Textile     Metal
6 Months Ended June 27, 1998      Products  Products    Other      Total
----------------------------      -------------------------------------------
SUCCESSOR COMPANY
5 Weeks Ended June 27, 1998

Revenues from external
  customers                         $5,790      $926       $445     $7,161
Intersegment revenues                   45       535         18        598
Segment profit                       1,833       268         87      2,188

                                 Textile     Metal
                                 Products  Products    Other      Total
                                -------------------------------------------
PREDECESSOR COMPANY
20 Weeks Ended May 25, 1998

Revenues from external
customers                          $ 23,781  $ 4,012    $ 1,838   $ 29,631
Intersegment revenues                   263    2,561        113      2,937
Segment profit                        8,695    1,800        508     11,003




                                                       Unaudited
                                             3 Months Ended June 27, 1998
                                Unaudited    ----------------------------
                                3 Months         5 Weeks       7 Weeks
                                  Ended           Ended          Ended
                                 June 26,       June 27,        May 25,
                                   1999           1999           1998
                                -----------    ---------------------------
                                 SUCCESSOR      SUCCESSOR     PREDECESSOR
PROFIT
Total profit for reportable
   segments                        $ 3,963          $2,101          $3,478
Other profit                           238              87             189
Unallocated amounts:
     Selling, general and
      administrative                (2,433)           (845)        (1,646)
     Management fees                  (270)            (74)           (64)
     Amortization of goodwill         (680)           (221)          (107)
     Interest, net                  (3,969)         (2,442)          (489)
                                -----------    ------------   ------------
(Loss) income before minority
     interest and income taxes     $(3,151)       $ (1,394)        $1,361
                                ===========    ============   ============



                                                       Unaudited
                                              6 Months Ended June 27, 1998
                               Unaudited      ----------------------------
                                6 Months        5 Weeks        20 Weeks
                                  Ended           Ended          Ended
                                 June 26,       June 27,        May 25,
                                   1999           1999           1998
                                -----------    ---------------------------
                                 SUCCESSOR      SUCCESSOR     PREDECESSOR
PROFIT
Total profit for reportable
segments                           $ 8,305          $2,101         $10,495
Other profit                           304              87             508
Unallocated amounts:
     Selling, general and
       administrative               (5,223)           (845)        (3,824)
     Management fees                  (551)            (74)          (132)
     Amortization of goodwill       (1,359)           (221)          (289)
     Interest, net                  (7,979)         (2,442)        (1,499)
     Other                               -               -            (50)
                                -----------    ------------   ------------
(Loss) income before minority
     interest and income taxes     $(6,503)        $(1,394)       $ 5,209
                                ===========    ============   ============

7.     PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

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


                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                JUNE 26, 1999
                                  SUCCESSOR

                                         Combined
                           Combined       Non-                       Reclassifications
                           Guarantor    Guarantor       Steel    SH        And
                           Subsidiaries  Subsidiaries   Heddle  Group    Eliminations   Consolidated
                           ------------- ------------   ------  -----   --------------  ------------
Assets:
Cash and cash equivalents   $      5     $    365        $ (35)  $          $             $    335
Accounts receivable, net                    3,846        8,582                              12,428
Inventories, net ........                   3,702       14,569                              18,271
Income taxes receivable .                      29        1,251                               1,280
Prepaid expenses ........        159           47           67                    (159)        114
                              -----------------------------------------------------------------------
        Total current
            assets ......        164        7,989       24,434                    (159)     32,428
Due from affiliates .....                   3,305       77,369                 (80,674)         --
Notes receivable from
   affiliates ...........     77,452                                           (77,452)         --
Investments in
   subsidiaries .........      3,229                    80,606     100,647    (184,482)         --
Deferred taxes ..........                                              879        (879)         --
Property, plant &
  equipment, net ........                   2,899       34,680                              37,579
Other assets and deferred
  charges, net                                524      122,962         406                 123,892
                           ---------------------------------------------------------------------------
        Total assets        $ 80,845      $14,717     $340,051    $101,932   $(343,646)   $193,899
                           ===========================================================================

Liabilities and
  shareholders' equity:
Accounts payable and
  accrued and
  sundry liabilities ..     $            $  2,102      $ 8,290      $        $    (161)   $ 10,231
Due to affiliates, net           357                                75,442     (75,799)         --
Deferred income taxes .                                  1,884                               1,884
Income taxes ..........        1,593          121                               (1,593)        121
Current portion of
  long-term debt ......                     3,024        4,000                               7,024
                           ---------------------------------------------------------------------------
      Total current
       liabilities ....        1,950        5,247       14,174      75,442     (77,553)     19,260
Long-term debt, less
     current portion ..                       204      205,953      17,380     (77,452)    146,085
Retirement benefits
     payable ..........                       536        6,434                               6,970
Deferred income taxes .                     1,091       12,841                    (877)     13,055
Redeemable common stock                                                  2                       2
Minority interest .....                                                          1,754       1,754
Shareholders' equity ..       78,895        7,639      100,649       9,108    (189,518)      6,773
                           ---------------------------------------------------------------------------
      Total liabilities
        and share-
        holders' equity.      $80,845     $14,717     $340,051    $101,932   $(343,646)   $193,899
                           ===========================================================================

          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 26, 1999
                                  SUCCESSOR

                                       Combined
                          Combined     Non-                         Reclassifications
                          Guarantor    Guarantor     Steel   SH          And
                          Subsidiaries Subsidiaries  Heddle  Group     Eliminations     Consolidated
                          ------------ ------------  ------  -----  -----------------   ------------
Net sales                  $           $ 3,193       $14,418  $         $               $  17,611
Cost of goods sold                       2,643        10,767                               13,410
                          ------------------------------------------------------------------------
Gross profit                               550         3,651                                4,201
Selling, general and
   administrative
   expenses                      1         334         2,098                                2,433
Other expenses                                           950                                  950
                          ------------------------------------------------------------------------
Operating income (loss)         (1)        216           603                                  818
Other income (expense),
  net                        2,190         (49)       (5,535)    (575)                     (3,969)
                          ------------------------------------------------------------------------
Income (loss) before
     minority interest
     and income taxes        2,189         167        (4,932)    (575)                     (3,151)
Minority interest in
     income of
     consolidated
     subsidiary                (40)                                                           (40)
                          ------------------------------------------------------------------------
Income (loss) before
  income taxes               2,149         167        (4,932)    (575)                     (3,191)
Income tax expense
  (benefit)                    790          71        (1,643)    (265)                     (1,047)
Equity in earnings
  (losses) of
   subsidiaries                106                     1,450   (1,834)        278               -
                          ------------------------------------------------------------------------

Net income (loss)          $ 1,465        $ 96       $(1,839) $(2,144)      $ 278          (2,144)
                          ========================================================================


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 26, 1999
                                    SUCCESSOR

                                       Combined
                          Combined     Non-                       Reclassifications
                          Guarantor    Guarantor     Steel   SH          And
                          Subsidiaries Subsidiaries  Heddle  Group   Eliminations    Consolidated
                          ------------ ------------  ------  -----   ------------    ------------
Net sales ..............    $          $ 5,945       $30,195  $         $                $ 36,140
Cost of goods sold .....                 4,962        22,569                               27,531
                           ----------------------------------------------------------------------
Gross profit ...........                   983         7,626                                8,609
Selling, general and
     administrative
     expenses ..........         2         730         4,491                                5,223
Other expenses .........                               1,910                                1,910
                           ----------------------------------------------------------------------
Operating income (loss)         (2)        253         1,225                                1,476
Other income (expense),
     net ..............      4,553         (90)      (11,304)  (1,138)                     (7,979)
                           ----------------------------------------------------------------------
Income (loss) before
     minority
     interest and income
      taxes ............     4,551         163       (10,079)  (1,138)                     (6,503)
Minority interest in
     income of
     consolidated
     subsidiary ........       (25)                                                           (25)
                           ----------------------------------------------------------------------
Income (loss) before
     income taxes ......     4,526         163       (10,079)  (1,138)                     (6,528)
Income tax expense
     (benefit) .........     1,593          60        (3,170)    (462)                     (1,979)
Equity in earnings
     (losses) of
     subsidiaries ......       112                     3,036   (3,873)        725              --
                          ------------------------------------------------------------------------


Net income (loss) ......   $ 3,045       $ 103       $(3,873) $(4,549)     $  725          (4,549)
==================================================================================================


          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FIVE WEEKS ENDED JUNE 27, 1998
                                  SUCCESSOR

                                            Combined
                          Combined            Non-                          Reclassifications
                          Guarantor         Guarantor     Steel       SH           And
                          Subsidiaries     Subsidiaries   Heddle    Group     Eliminations   Consolidated
                          ------------     ------------  -------    -----     ------------   -------------
Net sales                   $                $ 103       $7,058       $             $              $ 7,161
Cost of goods sold                              74        4,899                                      4,973
                              ----           -----       ------     -----            -----          ------
Gross profit                                    29        2,159                                      2,188
Selling, general and
     administrative
expenses                                                    845                                        845
Other expenses                                              295                                        295
                              ----           -----       ------     -----            -----          ------
Operating income (loss)                         29        1,019                                      1,048
Other income (expense),
net                            796                       (3,046)     (192)                          (2,442)
                              ----           -----       ------     -----            -----          ------
Income (loss) before
income taxes                   796              29       (2,027)     (192)                          (1,394)
                              ----           -----       ------     -----            -----          ------
Income tax expense
(benefit)                      302              10         (690)      (67)                            (445)
Equity in earnings
(losses) of
     subsidiaries               19                          513      (824)             292               -
                              ----           -----       ------     -----            -----          ------
Net income (loss)             $513           $  19        $(824)    $(949)           $ 292          $ (949)
                              ====           =====        =====     =====            =====          ======




          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE 7 WEEKS ENDED MAY 25, 1998
                                 PREDECESSOR

                              Combined     Combined             Reclassifications
                             Guarantor    Non-Guarantor   Steel        And
                             Subsidiaries Subsidiaries    Heddle   Eliminations Consolidated
                             ------------ ------------    ------   -----------  ------------
Net sales                    $               $ 124     $ 10,241     $             $ 10,365
Cost of goods sold                             141        6,557                      6,698
                            -----------    -------      ----------  ---------      ---------
Gross profit                                   (17)       3,684                      3,667
Selling, general and
administrative
     expenses                                             1,646                      1,646
Other expenses                                              171                        171
                            -----------   -------      ----------  ---------      ---------
Operating income (loss)                        (17)       1,867                      1,850
Other income (expense), net  1,223             (19)      (1,693)                      (489)
                            -----------   -------      ----------  ---------      ---------
Income (loss) before income
taxes                        1,223             (36)         174                      1,361
Income tax expense             465              32           24                        521
Equity in earnings (losses)
of subsidiaries               (255)                         690      (435)               -
                            -----------   -------      ----------  ---------      ---------

Net income (loss)            $ 503           $ (68)       $ 840     $(435)           $ 840
                            ===========   =======      ==========  =========      =========

          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWENTY WEEKS ENDED MAY 25, 1998
                                 PREDECESSOR

                                       Combined
                          Combined       Non-                           Reclassifications
                          Guarantor    Guarantor         Steel     SH           And
                          Subsidiaries Subsidiaries     Heddle    Group     Eliminations  Consolidated
                          -------------------------     ------    -----     ------------  ------------
Net sales                 $                 $ 354       $29,277   $          $            $29,631
Cost of goods sold                            392        18,236                            18,628
                          --------       --------       -------  --------    ---------    --------
Gross profit                                  (38)       11,041                            11,003
Selling, general and
     administrative
expenses                                        5         3,819                             3,824
Other expenses                                              421                               421
                          --------       --------       -------  --------    ---------    --------
Operating income (loss)                      (43)         6,801                             6,758
Other income (expense),
net                          3,417           (19)        (4,947)                           (1,549)
                          --------       --------       -------  --------    ---------    --------
Income (loss) before
income taxes                 3,417           (62)         1,854                             5,209
Income tax expense
(benefit)                    1,299            23            546                             1,868
Equity in earnings
(losses) of
     subsidiaries            (255)                        2,033              (1,778)            -
                          --------       --------       -------  --------    ---------    --------

Net income (loss)           $1,863         $ (85)       $ 3,341   $        $ (1,778)      $ 3,341
                          ========       ========       =======  ========    =========    ========




          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 26, 1999
                                  SUCCESSOR

                                          Combined
                         Combined            Non-                          Reclassifications
                         Guarantor        Guarantor      Steel        SH         And
                         Subsidiaries     Subsidiaries   Heddle      Group  Eliminations  Consolidated
                         ------------     ------------   ------      -----  ------------  ------------
Net cash provided by
(used in) operating
activities                  $2,952           $202       $(2,004)       $ -         $ -    $ 1,150
                            ------          --------    ---------   -----------   -----    ------
Investing activities:
  Purchase of property
   plant and equipment                         (3)         (700)                             (703)
                            ------          --------    ---------   -----------   -----    ------
Net cash used in
  investing activities           -             (3)         (700)         -           -       (703)
Financing activities:
   Revolver borrowings
     (payments), net                         (259)         (699)                             (958)
   Payments of debt                          (336)                                           (336)
   Intercompany
     transactions, net      (2,959)              2        2,957                                 -
                            ------          --------    ---------   -----------   -----    ------
Net cash provided by
(used in) financing
  activities                (2,959)          (593)        2,258         -            -     (1,294)
                            ------          --------    ---------   -----------   -----    ------
Net increase (decrease)
  in cash and cash
    equivalents                  7           (394)         (446)        -            -       (847)
Cash and cash equivalents
  at beginning of period        12            759           411         -            -      1,182
                            ------          --------    ---------   -----------   -----    ------
Cash and cash equivalents
  at end of period             $ 5           $365        $ (35)      $ -          $ -      $ 335
                            ======          ========    =========   ===========   =====    ======

          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FIVE WEEKS ENDED JUNE 27, 1998
                                  SUCCESSOR

                                                         Combined
                                        Combined           Non-                            Reclassifications
                                        Guarantor        Guarantor      Steel        SH           And
                                        Subsidiaries     Subsidiaries   Heddle     Group     Eliminations       Consolidated
                                        ------------     ------------   ------     -----     ------------       ------------

Net cash provided by (used in)
 operating activities                   $   2,193       $    (140)   $  (1,995)   $    (397)       $ -         $    (339)
                                        ---------       ---------    ---------    ---------        -----       ---------

Investing activities:
     Purchase of property plant and
      equipment                                                           (199)                                     (199)
     Purchase of business                                                          (112,956)                    (112,956
                                        ---------       ---------    ---------    ---------        -----       ---------
Net cash used in investing activities         -               -           (199)    (112,956)         -          (113,155)
Financing activities:
     Payments of debt                                                  (52,492)                                  (52,492)
     Proceeds from issuance of debt                                    133,600       15,016                      148,616
     Intercompany transactions, net                           141      (75,933)      75,792                          -
     Proceeds from sale of stock                                                     22,995                       22,995
     Other                                                              (4,928)        (450)                      (5,378)
                                        ---------       ---------    ---------    ---------        -----       ---------
Net cash provided by
     financing activities                     -               141          247      113,353          -           113,741
                                        ---------       ---------    ---------    ---------        -----       ---------
Net increase (decrease) in cash and
     cash equivalents                       2,193               1       (1,947)         -            -               247
Cash and cash equivalents at
     beginning of period                       11              26        1,514          -            -             1,551
                                        ---------       ---------    ---------    ---------        -----       ---------
Cash and cash equivalents at end
     of period                          $   2,204       $      27    $    (433)   $     -          $ -         $   1,798
                                        =========       =========    =========    =========        =====       =========

          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE TWENTY WEEKS ENDED MAY 25, 1998
                                  SUCCESSOR

                                                      Combined      Combined
                                                     Guarantor    Non-Guarantor      Steel
                                                     Subsidiaries   Subsidiaries     Heddle     SH Group   Consolidated
                                                     ------------   ------------     ------     --------   ------------
Net cash provided by operating
     activities                                       $ 1,158       $   220       $   832         $ -         $ 2,210
Investing activities:
     Purchases of property, plant and
          equipment                                                     (20)         (948)                       (968)
     Proceeds from sale of property,
          plant and equipment                                                         238                         238
                                                      -------       -------       -------         ------      -------
Net cash used in investing activities                                   (20)         (710)                       (730)
Financing activities:
     Revolver borrowings, net                                                       1,317                       1,317
     Payments of debt                                                              (1,625)                     (1,625)
     Intercompany transactions, net                    (1,163)         (270)        1,433                         -
                                                      -------       -------       -------         ------      -------
Net cash provided by (used in)
     financing activities                              (1,163)         (270)        1,125           -            (308)
                                                      -------       -------       -------         ------      -------
Net increase (decrease) in cash and
     cash equivalents                                      (5)          (70)        1,247           -           1,172
Cash and cash equivalents at
     beginning of period                                   16            96           267           -             379
                                                      -------       -------       -------         ------      -------
Cash and cash equivalents at end
     of period                                        $    11       $    26       $ 1,514         $ -         $ 1,551
                                                      =======       =======       =======         =======     =======

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

The financial position at June 26, 1999 and the results of operations for the three and six months ended June 26, 1999 of Millentex are included in the Company's consolidated financial statements at June 26, 1999. In the calculation of Adjusted EBITDA for the twelve months ended June 26, 1999, in accordance with the definition of consolidated EBITDA in the credit facility, the results of Millentex are included on a pro forma basis for the full twelve months.

BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, cost of sales, gross profit, selling, general and administrative expenses, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of sales.

                                               Three Months Ended
                               -----------------------------------------------
                                 June 26,
                                   1999                  June 27, 1998
                               -------------   -------------------------------
                                Successor         Successor     Predecessor
                                (12 Weeks)        (5 Weeks)      (7 Weeks)
                               -------------   --------------   --------------


Net sales                      $17,611 100.0%  $7,161  100.0%  $10,365   100.0%
Cost of sales                   13,410  76.1    4,973   69.4     6,698    64.6
Gross profit                     4,201  23.9    2,188   30.6     3,667    35.4
SG&A                             2,433  13.8      845   11.8     1,646    15.9
Operating income                   818   4.6    1,048   14.6     1,850    17.8
Net income (loss)               (2,144)(12.2)    (949) (13.3)      840     8.1

                                                Six Months Ended
                               ------------------------------------------------
                                 June 26,
                                   1999                 June 27, 1998
                               -------------   --------------------------------
                                Successor          Successor     Predecessor
                                (25 Weeks)         (5 Weeks)     (20 Weeks)
                               -------------   ---------------   --------------


Net sales                      $36,140 100.0%   $7,161  100.0%  $29,631  100.0%
Cost of sales                   27,531  76.2     4,973   69.4    18,628   62.9
Gross profit                     8,609  23.8     2,188   30.6    11,003   37.1
SG&A                             5,223  14.5       845   11.8     3,824   12.9
Operating income                 1,476   4.1     1,048   14.6     6,758   22.8
Net income (loss)               (4,549)(12.6)    (949)  (13.3)    3,341   11.3


COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS (SECOND QUARTER) ENDED JUNE 26, 1999 (SUCCESSOR) COMPARED TO THREE MONTHS (SECOND QUARTER) ENDED JUNE 27, 1998 (PREDECESSOR)

Net Sales. Net sales increased $85 or 0.5% for the three months ended June 26, 1999 compared to the three months ended June 27, 1998. This increase in net sales resulted from an increase in Textile Products net sales of $186 or 1.3% to $14,470, a decrease in Metal Products net sales of $12 or 0.5% to $2,232 and a decrease in other net sales of $89 or 8.9% to $909. Textile Products net sales includes net sales of Millentex (acquired October 23, 1998) of $2,898 during the three months ended June 26, 1999. Textile Products domestic net sales have decreased $2,579 or 6.7% during the three months ended June 26, 1999. Net sales for Metal Products and other decreased due to a decrease in domestic net sales as foreign net sales have increased for both of these segments.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased during the three months ended June 26, 1999. In addition, as a significant number of new looms were installed in prior years, an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the Asian economic downturn.


The decrease in other net sales for the three months ended June 26, 1999 is due to a decrease in shuttle net sales. Shuttle net sales decreased as fewer shuttle looms remain in service as faster more efficient shuttleless looms are replacing these looms.

Gross Profit. Gross profit for the three months ended June 26, 1999 decreased $1,654 to $4,201, or 23.9% of nets sales, compared to gross profit of $5,855 or 33.4% of net sales for the three months ended June 27, 1998. Included in gross profit for the three months ended June 26, 1999 is gross profit of $521 related to Millentex. The decrease is primarily due to the decline in domestic sales in the Textile Products business segment, lower international prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, underabsorption of fixed costs resulting from decreased units sold or transferred intercompany and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization, including Millentex depreciation of $152, charged to cost of goods sold totaled $2,120 for the three months ended June 26, 1999, an increase of $745 compared to the comparable period of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 26, 1999 decreased $58 to $2,433 or 13.8% of net sales from $2,491 or 14.2% of net sales for the three months ended June 27, 1998. The decrease is due to cost reduction actions made by the Company during the first and second quarters of 1999 and a decrease in expense incurred in connection with the Company's year 2000 computer project of $71. The decrease was offset by increases due to the inclusion of Millentex selling, general and administrative expenses of $323 and an increase in depreciation expense of $80 associated with the write-up of the Company's assets in connection with the new basis of accounting in the Acquisition.

Operating Income. Operating income for the three months ended June 26, 1999 was $818, or 4.6% of net sales compared to $2,898, or 16.5% of nets sales for the three months ended June 27, 1998. Millentex contributed operating income of $197 during the three months ended June 26, 1999. The decrease of $2,080, or 71.8% is due to the decrease in gross profit as described above, a $132 increase in management fees and an increase of $352 in amortization of goodwill in connection with the new basis of accounting used in the Acquisition.

Net Loss. The Company incurred a net loss of $2,144, 12.2% of net sales, for the three months ended June 26, 1999 compared to net loss of $109, 0.6% of net sales, for the three months ended June 27, 1998. The loss during 1999 is due primarily to an increase in interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. The effective tax rate for the year ended January 1, 2000 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

SIX MONTHS ENDED JUNE 26, 1999 (SUCCESSOR) COMPARED TO SIX MONTHS ENDED JUNE 27, 1998 (PREDECESSOR)

Net Sales. Net sales decreased $652 or 1.8% for the six months ended June 26, 1999 compared to the six months ended June 27, 1998. This decrease in net sales resulted from a decrease in Metal Products net sales of $307 or 6.2% to $4,631 and a decrease in other net sales of $519 or 22.7% to $1,764. The decrease in net sales was partially offset by an increase in Textile Products net sales of $174 or 0.7% to $29,745. Textile Products net sales includes net sales of Millentex (acquired October 23, 1998) of $5,422 during the six months ended June 26, 1999. Textile Products domestic net sales have decreased $5,113 or 22.1% during the six months ended June 26, 1999. Net sales for Metal Products and other decreased due to a decrease in domestic net sales as foreign net sales have increased for both of these segments.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased during the six months ended June 26, 1999.

During the six months ended June 26, 1998, the Company made some shipments related to the record number of new loom purchases in 1997. In addition, as the significant number of new looms were installed in prior years, an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the Asian economic downturn.

Metal Products net sales declined as a result of pricing pressures and as a large customer began efforts to reduce inventory levels.

The decrease in other net sales for the six months ended June 26, 1999 is due to a decrease in shuttle and tool and die net sales. Shuttle net sales decreased as fewer shuttle looms remain as these looms are being replaced by faster more efficient shuttleless looms. Tool and die net sales decreased during the six months ended June 26, 1999 as certain large projects for a customer were completed.

Gross Profit. Gross profit for the six months ended June 26, 1999 decreased $4,582 to $8,609, or 23.8% of net sales, compared to gross profit of $13,191 or 35.8% of net sales for the six months ended June 27, 1998. Included in gross profit for the six months ended June 26, 1999 is gross profit of $920 related to Millentex. The decrease is primarily due to the decline in domestic sales in the Textile Products business segment, lower international prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, underabsorption of fixed costs resulting from decreased units sold or transferred intercompany and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization, including Millentex depreciation of $316, charged to cost of goods sold totaled $4,384 for the six months ended June 26, 1999, an increase of $2,176 compared to the comparable period of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 26, 1999 increased $554 to $5,223 or 14.5% of net sales from $4,669 or 12.7% of net sales for the six months ended June 27, 1998. The increase is due to the inclusion of Millentex selling, general and administrative expenses of $719 and an increase in depreciation expense of $190 associated with the write-up of the Company's assets in connection with the new basis of accounting in the Acquisition. These increases were partially offset by cost reduction actions taken by the Company during the first six months of 1999.

Operating Income. Operating income for the six months ended June 26, 1999 was $1,476, or 4.1% of net sales compared to $7,806, or 21.2% of nets sales for the six months ended June 27, 1998. Millentex contributed operating income of $200 during the six months ended June 26, 1999. The decrease of $6,330, or 81.1% is due to the decrease in gross profit and the increase in selling, general and adminsitrative expenses as described above, a $345 increase in management fees and an increase of $849 in amortization of goodwill in connection with the new basis of accounting used in the Acquisition.

Net Income (Loss). The Company incurred a net loss of $(4,549), 12.6% of net sales, for the six months ended June 26, 1999 compared to net income of $2,392, 6.5% of net sales, for the six months ended June 27, 1998. The loss during 1999 is due primarily to an increase in interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. The effective tax rate for the year ended January 1, 2000 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Credit Facility consists of a $30 million term loan and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate plus 1.0 percent or Eurodollar rates plus 2.25 percent, at the Company's option. At June 26, 1999, the interest rates on the Credit Facility borrowings ranged from 7.21% to 7.25% and approximately $16.8 million was available for borrowing under the revolving loan facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at June 26, 1999.

Cash Flows from Operating Activities. The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for the six months ended June 26, 1999 decreased to $1,150 from $1,871. The decrease was primarily due to the Company incurring a net loss for the six months ended June 26, 1999 compared to net income for the six months ended June 27, 1998.

Cash Flows used in Investing Activities. Net cash used in investing activities for the six months ended June 26, 1999 decreased to $703 from $113,885 for the six months ended June 27, 1998. Net cash used in investing activities for the six months ended June 27, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets and is not comparable to the prior period. The Company's capital expenditures for the six months ended June 26, 1999 were $703, a decrease of $464 compared to the same period in 1998. These expenditures were primarily for the replacement of machinery and equipment.

Cash Flows used in Financing Activities. Cash flows used in financing activities for the six months ended June 26, 1999 was $1,294 compared to cash flows provided by financing activities of $113,433 for the six months ended June 27, 1998. Cash flows from financing activities for the six months ended June 27, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock, Senior Discount Debentures, Senior Subordinated Notes and bank debt, all of the associated fees, and is not directly comparable to the current six months ended June 26, 1999.

Adjusted EBITDA. EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Note Indenture. Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler and AIP, supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" in the credit agreement. Adjusted EBITDA was $4,126 and $8,246 for the three and six months ended June 26, 1999, respectively. Adjusted EBITDA was $4,721 and $10,870 for the three and six months ended June 27, 1998, respectively. Adjusted EBITDA was $16,214 for the twelve months ended June 26, 1999 and $22,805 for the twelve months ended June 27, 1998.

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

With respect to IT systems, the plan includes programs relating to (i) computer applications, including those for mainframes, client server systems and personal computers and (ii) IT infrastructure, including hardware, software, network technology and data communications. In the case of non-IT systems, the Year 2000 plan includes programs relating to equipment and processes used in manufacturing and equipment and systems in buildings not encompassed by manufacturing equipment.

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

IT Applications: The Company has completed the inventory, assessment and planning phases for all IT applications considered to be mission-critical and is currently in the implementation and testing phase. Implementation and testing involves repair of existing systems, and in some cases, complete replacement with purchased systems that are Year 2000 compliant. Modified systems are subjected to rigorous testing in a non-production environment with production data and moved to a production environment for further testing and monitoring. Modifications to existing systems are approximately 90% complete. Testing and monitoring of those systems will continue throughout 1999. Mission-critical systems scheduled for replacement include only the general ledger accounting system, which will be replaced with a purchased system. Replacement and testing is expected to be completed by August 31, 1999.

IT Infrastructure: The Company has completed the inventory, assessment, planning phases and implementation phase. Implementation involves repairing or replacing infrastructure hardware and software and obtaining vendor certifications. Implementation was completed by June 26, 1999.

Non-IT Systems: Management has reviewed production and building infrastructure equipment and systems used in its operations and has requested written certification from vendors. Implementation was completed by June 26, 1999.

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

The cost of the Year 2000 project is estimated at $1,000 and is being funded through operating cash flows. Of the total project cost, an estimated $400 is attributable to the purchase of new software and hardware and will be capitalized. The remaining estimated $600, will be expensed as incurred and is not expected to have a material effect on the results of operations. The Company has incurred $829 of costs, ($367 during fiscal 1999), of which $508 has been expensed, ($167 expensed in fiscal 1999).

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

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which delays the effective date of FASB No. 133 for the Company until 2001. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk relating to the Company's operations result primarily from volatility in interest rates and foreign currency exchange rates.

Interest rate risk. The Company has exposure to interest rate changes primarily relating to its bank term debt and revolver and its foreign debt. The bank debt bears interest at rates which vary with changes in (i) the bank's prime rate, or
(ii) Eurodollar Rate. The foreign debt bears interest at rates which vary with changes in the Belgium Interbank Offered Rate. The total of all such variable-rate debt was approximately $35,422 at June 26, 1999. A 100 basis point change in interest rates would not have a material impact on the Company's consolidated financial position or results of operations.

Foreign currency risk. The Company has two foreign subsidiaries located in Mexico and Belgium and conducts business in a number of other countries. Sales by foreign subsidiaries are denominated in the local currency of the subsidiary, and international sales from U.S. operations are generally denominated in U.S. dollars. For the six months ended June 26, 1999, approximately 35% of the Company's revenues are generated outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political, and market conditions.

At June 26, 1999, the functional currency of the Belgium subsidiary and the Mexican subsidiary was their respective local currency. At the beginning of fiscal 1999, the functional currency of the Mexican subsidiary changed from the US dollar to the local currency (peso) due to the fact that Mexico is no longer considered highly inflationary. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of shareholder's equity. To date, translation losses have not been significant. The Company's net investment in its foreign subsidiaries was $1,540 at June 26, 1999. If the foreign currency exchange rates fluctuate by 10% from rates at June 26, 1999, the effect on the Company's financial position and results of operations would not be material.

                          PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                 None
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS         None
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                   None
            SUBMISSION OF MATTERS TO A VOTE OF SECURITY
ITEM 4.     HOLDERS                                           None
ITEM 5.     OTHER INFORMATION                                 None
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)     Exhibit  - (27) Financial Data Schedule
            (b)     Reports on Form 8-K                       None





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             STEEL HEDDLE GROUP, INC.

Date: August 9, 1999 By: /s/ Jerry B. Miller
                         ----------------------------------
                         Jerry B. Miller
                         Vice President Finance and
                         Secretary