Form 10-Q
period 1999-10-02
STEEL HEDDLE GROUP INC
filed 1999-11-15
CIK 1065423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended October 2, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 234,949 shares of the Company's Common Stock, par value $0.01 per share, were outstanding as of November 12, 1999.

                            STEEL HEDDLE GROUP, INC.

                                Table of Contents


PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets
                as of October 2, 1999 (Unaudited) and January 2, 1999...........................3

           Unaudited Consolidated Statement of Operations and Comprehensive Loss
                for the Three Months Ended October 2, 1999 and October 3, 1998..................5

           Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss)
                for the Nine Months Ended October 2, 1999 (Successor), the Nineteen Weeks
                Ended October 3, 1998 (Successor) and the Twenty Weeks Ended May 25, 1998
                (Predecessor)...................................................................6

           Unaudited Consolidated Statements of Cash Flows
                for the Nine Months Ended October 2, 1999 (Successor), the Nineteen Weeks
                Ended October 3, 1998 (Successor) and the Twenty Weeks Ended May 25, 1998
                (Predecessor)...................................................................7

           Notes to Unaudited Consolidated Financial Statements.................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................................20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................27


PART II     OTHER INFORMATION..................................................................28

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         OCTOBER 2, 1999        JANUARY 2, 1999
                                                         ---------------        ---------------
                                                           (Unaudited)                (1)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $   254                $ 1,182
     Accounts receivable, net                                 12,375                  9,873
     Income taxes receivable                                      33                  1,279
     Inventories                                              18,200                 19,730
     Prepaid expenses                                            200                    125
                                                             -------                 ------
               Total current assets                           31,062                 32,189

PROPERTY, PLANT & EQUIPMENT:
     Cost                                                     46,097                 46,014
     Less accumulated depreciation                           (10,821)                (4,510)
                                                             -------                 -------
                                                              35,276                 41,504

OTHER ASSETS:
     Prepaid pension costs                                     2,005                  2,185
     Goodwill, net                                           105,086                107,124
     Identifiable intangible assets, net                      11,435                 12,203
     Assets held for sale                                        490                      -
     Sundry                                                    4,236                  4,696
                                                             -------                -------
                                                             123,252                126,208
                                                             -------                -------
TOTAL ASSETS                                                $189,590               $199,901
                                                            ========               ========


(1)  Derived from January 2, 1999 audited financial statements

See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                     OCTOBER 2, 1999       JANUARY 2, 1999
                                                                     ---------------       ---------------
                                                                       (Unaudited)               (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $ 2,198                $ 2,423
     Accrued and sundry liabilities                                       8,831                  6,081
     Deferred income taxes                                                1,825                  2,049
     Income taxes payable                                                   200                    143
     Current portion of long-term debt                                    7,452                  6,328
                                                                       --------               --------
          Total current liabilities                                      20,506                 17,024

LONG-TERM DEBT, LESS CURRENT PORTION                                    143,656                146,957

RETIREMENT BENEFITS PAYABLE                                               7,000                  7,317

DEFERRED INCOME TAXES                                                    12,227                 15,111

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY                                                           1,933                  1,960

REDEEMABLE COMMON STOCK:
     $0.01 par value per share - authorized 300,000 shares,
          issued and outstanding 234,949 shares at October 2,
          1999 and January 2, 1999                                            2                      2

SHAREHOLDERS' EQUITY:
     Additional paid-in capital                                          23,375                 23,375
     Deficit                                                            (14,022)                (6,915)
     Notes receivable - shareholders                                       (350)                  (350)
     Carryover basis of management's interest                            (4,494)                (4,494)
     Accumulated other comprehensive loss                                  (243)                   (86)
                                                                       --------               --------
          Total shareholders' equity                                      4,266                 11,530
                                                                       --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $189,590               $199,901
                                                                       ========               ========

(1) Derived from January 2, 1999 audited financial statements.

See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                            THREE MONTHS ENDED
                                                                OCTOBER 2, 1999              OCTOBER 3, 1998
                                                               -----------------             ---------------

NET SALES                                                            17,720                       16,584

COST OF GOODS SOLD                                                   13,376                       13,010
                                                                   --------                      -------

GROSS PROFIT                                                          4,344                        3,574

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          2,332                        1,979

MANAGEMENT FEES                                                         224                          224

AMORTIZATION OF GOODWILL                                                679                          671

RESTRUCTURING COSTS                                                     267                            -
                                                                   --------                      -------

OPERATING INCOME                                                        842                          700

OTHER INCOME (EXPENSE):
     Interest income                                                     44                           31
     Interest expense, including amortization of deferred            (4,398)                      (4,287)
     financing costs
                                                                   --------                      -------

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES                       (3,512)                      (3,556)

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     SUBSIDIARY                                                        (121)                           -
                                                                   --------                      -------

LOSS BEFORE INCOME TAXES                                             (3,633)                      (3,556)

INCOME TAX BENEFIT                                                   (1,075)                        (974)
                                                                   --------                      -------

NET LOSS                                                             (2,558)                      (2,582)

OTHER COMPREHENSIVE INCOME  -
     NET OF TAX:
     Foreign currency translation adjustment                             51                            -
                                                                   --------                      -------

COMPREHENSIVE LOSS                                                  $(2,507)                     $(2,582)
                                                                   ========                      =======


See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                            NINE MONTHS ENDED
                                                                OCTOBER 2,
                                                                   1999                OCTOBER 3, 1998
                                                               ------------     ----------------------------
                                                                 SUCCESSOR       SUCCESSOR      PREDECESSOR
                                                                 COMPANY          COMPANY         COMPANY
                                                               (39 WEEKS)        (19 WEEKS)      (20 WEEKS)

NET SALES                                                         $ 53,860         $23,745         $ 29,631

COST OF GOODS SOLD                                                  40,907          17,983           18,628
                                                               ------------     -----------    -------------

GROSS PROFIT                                                        12,953           5,762           11,003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         7,555           2,824            3,824

MANAGEMENT FEES                                                        775             298              132

AMORTIZATION OF GOODWILL                                             2,038             892              289

RESTRUCTURING COSTS                                                    267               -                -
                                                               ------------     -----------    -------------

OPERATING INCOME                                                     2,318           1,748            6,758

OTHER INCOME (EXPENSE):
     Interest income                                                    98              51               29
     Interest expense, including amortization of deferred          (12,431)         (6,749)          (1,528)
     financing costs
     Other financing expense                                             -               -              (50)
                                                               ------------     -----------    -------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                                  (10,015)         (4,950)           5,209

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     SUBSIDIARY                                                       (146)              -                -
                                                               ------------     -----------    -------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (10,161)         (4,950)           5,209

INCOME TAX (BENEFIT) EXPENSE                                        (3,054)         (1,419)           1,868
                                                               ------------     -----------    -------------

NET INCOME (LOSS)                                                   (7,107)         (3,531)           3,341

OTHER COMPREHENSIVE INCOME (LOSS) -
     NET OF TAX:
     Foreign currency translation adjustment                          (157)            (16)              16
                                                               ------------     -----------    -------------

COMPREHENSIVE INCOME (LOSS)                                        $(7,264)       $ (3,547)          $3,357
                                                               ============     ===========    =============


 See notes to unaudited consolidated financial statements

                    STEEL HEDDLE GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              NINE MONTHS ENDED
                                                                  OCTOBER 2,
                                                                     1999                OCTOBER 3, 1998
                                                                -------------    ------------------------------
                                                                  SUCCESSOR        SUCCESSOR       PREDECESSOR
                                                                   COMPANY          COMPANY           COMPANY
                                                                  (39 WEEKS)       (19 WEEKS)        (20 WEEKS)

OPERATING ACTIVITIES:
     Net income (loss)                                            $ (7,107)       $ (3,531)         $ 3,341
     Adjustments to reconcile net income (loss) to net
     cash provided by
          operating activities:
          Depreciation                                               6,427           2,730            1,517
          Amortization                                               3,178           2,341              346
          Loss on disposal of property, plant and equipment             26               -                -
          Accretion of senior discount debentures                    1,709             758                -
          Minority interest in consolidated subsidiaries               (27)              -                -
          Benefit for deferred income taxes                         (3,108)           (729)             (83)
          Accrued retirement benefit costs                            (137)           (127)             176
          Changes in operating assets and liabilities:
               Accounts receivable                                  (2,502)          1,683           (1,977)
               Inventories                                           1,530           1,129             (888)
               Prepaid expenses                                        (75)             31               (5)
               Sundry assets                                           238               -                -
               Income tax receivable                                 1,246            (826)
               Accounts payable                                       (225)           (856)             203
               Accrued and sundry liabilities                        2,750           1,131           (2,127)
               Income taxes payable                                     57            (111)           1,707
                                                                   --------       --------          -------
                    Net cash provided by operating activities        3,980           3,623            2,210

INVESTING ACTIVITIES:
     Acquisition of SH Holding Corp.:
          Current Assets                                                 -         (31,128)               -
          Property, plant and equipment, net                             -         (41,272)               -
          Other assets                                                   -          (2,487)               -
          Intangible assets                                              -        (124,357)               -
          Current and noncurrent liabilities                             -          16,905                -
          Deferred income taxes                                          -          16,891                -
          Long-term debt                                                 -          52,492                -
                                                                    -------       --------          -------
               Net cash used to acquire SH Holdings Corp.                -        (112,956)               -
     Purchase of property, plant and equipment, net                 (1,022)           (702)            (968)
     Proceeds on disposals of property, plant and equipment              -               -              238
                                                                    -------       --------          -------
                    Net cash used in investing activities           (1,022)       (113,658)            (730)

FINANCING ACTIVITIES:
     Proceeds from debt                                                            148,616            1,317
     Capital contributions                                                          22,995                -
     Revolver repayments, net                                       (1,522)         (3,600)               -
     Payments of debt                                               (2,364)        (52,492)          (1,625)
     Financing costs incurred                                                       (5,378)               -
                                                                   -------         -------           -------
                    Net cash provided by (used in)                  (3,886)        110,141             (308)
                    financing activities                           -------         -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (928)            106            1,172

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                    1,182           1,551              379
                                                                   -------        --------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  254         $ 1,657           $1,551
                                                                   =======        ========          =======

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                 $ 7,949          $  833           $1,893
     Income taxes paid                                                $ 31          $  245            $ 270



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

THE ACQUISITION OF MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly-owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V. ("Millentex"), an entity organized under the laws of the Kingdom of Belgium. Millentex was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company (the "Belgium Company") with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting. The financial position of Millentex is included in the Company's consolidated balance sheet at October 2, 1999 and January 2, 1999, and the results of operations and comprehensive loss of Millentex for the three and nine months ended October 2, 1999 are included in the Company's consolidated statement of operations and comprehensive loss for the three and nine months ended October 2, 1999.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Millentex based upon their estimated respective fair values at the date of acquisition. The fair values were determined by independent appraisals, valuations and other means deemed appropriate by management. Based on such allocations, the purchase price was allocated to the identifiable assets, and there was no goodwill.

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

         Deferred financing costs associated with the Acquisition financing were approximately $4,378 and are being amortized using the interest method. Accumulated amortization was approximately $660 at October 2, 1999.

         Goodwill arising from the acquisition is approximately $108,710 and is being amortized over forty years using the straight-line method. Accumulated amortization was approximately $3,624 on October 2, 1999.

         Identifiable intangible assets acquired in the Acquisition, consisting principally of engineering drawings, were approximately $12,800 and are being amortized on the straight-line method over 12.5 years. Accumulated amortization was approximately $1,365 at October 2, 1999.

In the opinion of the management of the Company, these unaudited consolidated financial statements contain all of the adjustments, consisting of a normal recurring nature, necessary for fair presentation. Operating results for the nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for fiscal 1999. Certain amounts previously presented in the Predecessor Company consolidated financial statements for the prior period have been reclassified to conform to the current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The notes included herein should be read in conjunction with the audited consolidated financial statements included in SH Group's Annual Report on Form 10-K for the year ended January 2, 1999.


2.     INVENTORIES

                                            Unaudited
                                         October 2, 1999        January 2, 1999
                                        ----------------       ----------------
Raw materials and component parts               $ 6,792                $ 7,614
Work in process and finished goods               11,408                 12,116
                                        ================       ================
                                               $ 18,200               $ 19,730
                                        ================       ================

Inventories priced by the LIFO method were approximately $9,851 at October 2, 1999 and approximately $11,067 at January 2, 1999. If all inventories had been priced by the FIFO or average cost method, they would have been higher than the amounts reported by approximately $1,125 and $779 at October 2, 1999 and January 2, 1999, respectively.

3.     LONG-TERM DEBT

                                                           Unaudited
                                                         October 2, 1999      January 2, 1999
                                                         ---------------     ----------------
10 5/8 % Senior Subordinated Notes ("Notes")                  $ 100,000            $ 100,000
10 3/4% Senior Discount Debentures ("Debentures")                17,971               16,262
Bank Credit Facility ("Credit Facility"):
     Term loan                                                   28,000               30,000
     Revolving loan                                               2,000                3,200
Foreign Notes Payable                                               291                  654
Foreign Revolving Lines of Credit                                 2,846                3,169
                                                         ---------------     ----------------
                                                                151,108              153,285
Less current portion                                              7,452                6,328
                                                         ===============     ================
                                                              $ 143,656            $ 146,957
                                                         ===============     ================



The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears each June 1 and December 1.

The Debentures (original proceeds of $15,016 and accreted value of $17,971 at October 2, 1999) will mature on June 1, 2009. The Debentures are accreting interest, using the interest method, to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 1, 2003.

The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus 2.0 percent or Eurodollar rates (as defined) plus 3.50 percent, at the Company's option. At October 2, 1999, the interest rates on the Credit Facility borrowings ranged from 7.65% to 7.78% and approximately $17.3 million was available for borrowing under the revolving loan facility. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at October 2, 1999.

The foreign notes payable incur interest at a of 4.0% with interest payments due quarterly. Principal payments of approximately $29 are due quarterly. At October 2, 1999, the foreign revolving lines of credit incurred interest at rates ranging from 3.45% to 3.73%. The foreign subsidiary had approximately $528 available under these revolving lines of credit at October 2, 1999. Substantially all of the foreign entity's current assets are pledged as collateral under two of the foreign revolving lines of credit.


4.       RESTRUCTURING COSTS

During the three months ended October 2, 1999, the Company initiated a restructuring program, which will continue into the fourth quarter. This program includes termination of positions at various levels within the Company and the closing of the Meriwether plant and moving its operations to other locations. Severance costs included in the expense amount during the three months ended October 2, 1999 were approximately $267. Certain assets with a net book value of approximately $224 from the Meriwether plant will be transferred to other locations. The remaining assets with a net book value of approximately $490 from the Meriwether plant will be sold and are treated as assets held for sale on the balance sheet. These assets are included in the Textile Products Group.


5.     RELATED PARTY TRANSACTIONS

On May 26, 1998, the Company and SH Group, Inc. entered into a management services agreement with AIP. AIP provides general management, financial and other corporate advisory services to the Company for $895 annually, payable in semi-annual installments on May 30 and November 29 and will be reimbursed for out-of-pocket expenses. The agreement expires on the earlier of May 26, 2008, or such other date as AIP and the Company mutually agree. Per the fourth amendment to the Credit Facility, the management fee due in November 1999 shall not be paid until December 2000. The Company expensed $775 and $298 in such fees and reimbursements during the nine months ended October 2, 1999 and the nineteen weeks ended October 3, 1998, respectively.

BCC Industrial Services, Inc. ("BCC"), an affiliate of Butler Capital Corporation, provided consulting services to the Company pursuant to a Consulting Services Agreement dated as of January 1, 1996 and received remuneration of $132 in the nine months ended October 3, 1998. Such Consulting Services Agreement was terminated at the May 26, 1998 acquisition by AIP.

In connection with the Acquisition, certain officers of the Company purchased shares of the SH Group's common stock which are secured by notes from the officers. The amended notes bear interest at 6% per year, require annual payments beginning in 2000 and mature on May 26, 2003. The notes have been presented as a separate component of shareholders' equity.


6.    COMMITMENTS AND CONTINGENCIES

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

COMMITMENT (RELATED PARTY) - Also in connection with the financing of the May 26, 1998 acquisition, SH Group issued $29,250 of 13 3/4% Senior Discounted Debentures ("Debentures"). The Debentures are a legal obligation of SH Group; however, SH Group is dependent on dividends from Steel Heddle to meet the debt service requirements of the Debentures. The Debentures (original proceeds of $15,016 and accreted value of $17,971 at October 2, 1999) will mature on June 1, 2009. The Debentures are accreting to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 4, 2003. Cash flow requirements of Steel Heddle to service SH Group's Debentures commence on December 4, 2003 and total approximately $2,011 in 2003, $4,022 in each of 2004 to 2008, and $31,261
($2,011 representing interest and $29,250 representing principal) in 2009. Payment of such dividends by Steel Heddle to SH Group are permitted under the terms of the Credit Facility and Notes.

7.     SEGMENT INFORMATION

The Company has two reportable segments, the Textile Products Group ("Textile Products") and the Metal Products Group ("Metal Products"). Textile Products manufactures textile loom accessories including heddles, dropwires, harness frames and reeds, all of which are used to hold or guide individual yarns during the weaving process. Metal Products processes and sells rolled products. Metal Product's wire rolling operation provides material used by Textile Products and a variety of other industries, including electronics, automotive and solar power. Included in other below are amounts associated with the Company's Mexican subsidiary, the shuttle division, frame reconditioning, tools and molds and the corporate division. The Company's reportable segments are business units that offer different products or primarily generate sales from different customers. No customer accounted for over 10% of the consolidated sales of the Company during the nine months ended October 2, 1999 or the nine months ended October 3, 1998.

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

Unaudited                                        Textile         Metal
3 Months Ended October 2, 1999                  Products       Products         Other           Total
--------------------------------------        -------------- -------------- --------------- ---------------
Revenues from external customers                 $14,181         $ 2,558         $   981         $17,720
Intersegment revenues                                220           1,662              29           1,911
Segment profit                                     3,255             856             233           4,344


Unaudited                                        Textile         Metal
3 Months Ended October 3, 1998                  Products       Products         Other           Total
--------------------------------------        -------------- -------------- --------------- ---------------
Revenues from external customers                 $13,100         $ 2,523         $   961         $16,584
Intersegment revenues                                 94           1,674              49           1,817
Segment profit                                     2,826             718              30           3,574


Unaudited                                        Textile         Metal
9 Months Ended October 2, 1999                  Products       Products         Other           Total
--------------------------------------        -------------- -------------- --------------- ---------------
SUCCESSOR COMPANY
Revenues from external customers                 $43,926         $ 7,189         $ 2,745         $53,860
Intersegment revenues                                365           5,148              91           5,604
Segment profit                                     9,849           2,565             539          12,953


Unaudited                                         Textile         Metal
9 Months Ended October 3, 1998                   Products       Products         Other           Total
--------------------------------------         -------------- -------------- --------------- ---------------
SUCCESSOR COMPANY
19 Weeks Ended October 3, 1998

Revenues from external customers                 $18,890         $ 3,449         $ 1,406         $23,745
Intersegment revenues                                139           2,209              67           2,415
Segment profit                                     4,659             986             117           5,762





                                                  Textile         Metal
                                                 Products       Products         Other           Total
                                               -------------- -------------- --------------- ---------------
PREDECESSOR COMPANY
20 Weeks Ended May 25, 1998

Revenues from external customers                $ 23,781        $ 4,012         $ 1,838        $ 29,631
Intersegment revenues                                263          2,561             113           2,937
Segment profit                                     8,695          1,800             508          11,003


                                                       Unaudited                         Unaudited
                                                       3 Months                           3 Months
                                                         Ended                              Ended
                                                    October 2, 1999                  October 3, 1998
                                                   -----------------               -------------------
PROFIT
Total profit for reportable segments                        $ 4,111                          $3,544
Other profit                                                    233                              30
Unallocated amounts:
     Selling, general and administrative                     (2,332)                         (1,979)
     Management fees                                           (224)                           (224)
     Amortization of goodwill                                  (679)                           (671)
     Restructuring costs                                       (267)                              -
     Interest, net                                           (4,354)                         (4,256)
                                                   -----------------               -------------------

 Loss before minority interest and income taxes             $(3,512)                       $ (3,556)
                                                   =================               ===================


                                                                                   Unaudited
                                                   Unaudited              9 Months Ended October 3, 1998
                                                   9 Months          ---------------------------------------
                                                     Ended            19 Weeks Ended        20 Weeks Ended
                                                 October 2, 1999     October 3, 1998         May 25, 1998
                                                ---------------      -----------------     -----------------
                                                   SUCCESSOR               SUCCESSOR            PREDECESSOR
PROFIT
Total profit for reportable segments                   $ 12,414                 $5,645              $10,495
Other profit                                                539                    117                  508
Unallocated amounts:
    Selling, general and administrative                  (7,555)                (2,824)              (3,824)
     Management fees                                       (775)                  (298)                (132)
     Amortization of goodwill                            (2,038)                  (892)                (289)
     Restructuring costs                                   (267)                     -                    -
     Interest, net                                      (12,333)                (6,698)              (1,499)
     Other                                                    -                      -                  (50)
                                                ---------------      -----------------     -----------------
(Loss) income before minority interest
     and income taxes                                  $(10,015)               $(4,950)             $ 5,209
                                                ===============      =================     =================


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


                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                 OCTOBER 2, 1999

                                                       Combined
                                         Combined      Non-                                  Reclassifications
                                        Guarantor      Guarantor        Steel        SH            And
                                        Subsidiaries   Subsidiaries     Heddle      Group      Eliminations       Consolidated
                                        ------------   ------------     ------      -----      ------------       ------------
Assets:
Cash and cash equivalents                    $ 11         $ 275      $    (32)      $            $                    $ 254
Accounts receivable, net                                  4,443         7,932                                        12,375
Income taxes receivable                                      33                                                          33
Inventories, net                                          3,774        14,426                                        18,200
Prepaid expenses                              164            79           121                        (164)              200
                                        ----------    ---------     ---------      --------    -----------        ---------
          Total current assets                175         8,604        22,447                        (164)           31,062
Due from affiliates                                       3,325        78,273                     (81,598)                -
Notes receivable from affiliates           80,081                                                 (80,081)                -
Investments in subsidiaries                 3,628                      80,606       96,637       (180,871)                -
Deferred taxes                                                                       1,068         (1,068)                -
Property, plant & equipment, net                          2,851        32,425                                        35,276
Other assets and deferred charges,
     net                                                    518       122,339          395                          123,252
                                        ==========    =========    ==========   ==========     ===========        =========
          Total assets                    $83,884       $15,298      $336,090      $98,100      $(343,782)         $189,590
                                        ==========    =========    ==========   ==========     ===========        =========

Liabilities and shareholders' equity:
Accounts payable and accrued and
     sundry liabilities                   $   357       $ 2,285       $ 8,908   $                $ (  164)         $ 11,029
Due to affiliates, net                                                              75,442        (75,799)                -
Deferred income taxes                           -                       1,825                                         1,825
Income taxes                                2,517           200                                    (2,517)              200
Current portion of long-term debt                         2,952         4,500                                         7,452
                                        ----------    ---------    ----------   ----------   -------------      -----------
          Total current liabilities         2,874         5,437        15,233       75,442        (78,480)           20,506
Long-term debt, less current
     portion                                                185       205,581       17,971        (80,081)          143,656
Retirement benefits payable                                 556         6,444                                         7,000
Deferred income taxes                                     1,101        12,193                      (1,067)           12,227
Minority interest                                                                                   1,933             1,933
Redeemable common stock                                                                  2                                2
Shareholders' equity                       81,010         8,019        96,639        4,685       (186,087)            4,266
                                        ----------    ---------    ----------   ----------   -------------      -----------
          Total liabilities and share-
               holders' equity            $83,884       $15,298      $336,090      $98,100      $(343,782)         $189,590
                                        ==========    =========    ==========   ==========   =============      ===========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 2, 1999

                                                       Combined
                                       Combined          Non-                               Reclassifications
                                       Guarantor       Guarantor         Steel       SH           And
                                      Subsidiaries    Subsidiaries      Heddle      Group     Eliminations     Consolidated
                                      ------------    ------------      ------     -------    ------------     ------------
Net sales                              $                  $ 3,061      $14,659     $           $                   $ 17,720
Cost of goods sold                                          2,563       10,813                                       13,376
                                      -----------     ------------     --------    -------    ------------       ----------
Gross profit                                                  498        3,846                                        4,344
Selling, general and
     Administrative expenses                    1             158        2,173                                        2,332
Other expenses                                                           1,170                                        1,170
                                      -----------      -----------    --------     -------    ------------       ----------
Operating income (loss)                        (1)            340          503                                          842
Other income (expense), net                 2,641             (22)      (6,371)       (602)                          (4,354)
                                      -----------      -----------    --------     -------    ------------       ----------
Income (loss) before minority
     interest and income taxes              2,640             318       (5,868)       (602)                          (3,512)
Minority interest in income of
     Consolidated subsidiary                 (121)                                                                     (121)
                                      -----------      -----------   ----------   ---------   ------------       ----------
Income (loss) before income taxes           2,519             318       (5,868)       (602)                          (3,633)
Income tax expense (benefit)                  924              47       (1,856)       (190)                          (1,075)
Equity in earnings (losses) of
     Subsidiaries                             297                        1,866      (2,146)           (17)                -
                                      -----------      -----------   ----------   ---------   -------------      -----------

Net income (loss)                         $ 1,892            $271      $(2,146)    $(2,558)          $(17)         $ (2,558)
                                      ===========      ===========   ==========   =========   =============      ===========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999

                                                       Combined
                                       Combined          Non-                              Reclassifications
                                       Guarantor       Guarantor      Steel        SH            And
                                      Subsidiaries    Subsidiaries   Heddle       Group       Eliminations      Consolidated
                                      ------------    ------------   ------       -----       ------------      ------------
Net sales                              $              $  9,006       $ 44,854       $              $             $ 53,860
Cost of goods sold                        7,525         33,382         40,907
                                       --------       --------       --------       --------       --------      --------
Gross profit                                             1,481         11,472                                      12,953
Selling, general and
     Administrative expenses                  3            888          6,664                                       7,555
Other expenses                                                          3,080                                       3,080
                                       --------       --------       --------       --------       --------      --------
Operating income (loss)                      (3)           593          1,728                                       2,318
Other income (expense), net               7,194           (112)       (17,675)        (1,740)                     (12,333)
                                       --------       --------       --------       --------       --------      --------
Income (loss) before minority
     interest and income taxes            7,191            481        (15,947)        (1,740)                     (10,015)
Minority interest in income of
     Consolidated subsidiary               (146)                                                                     (146)
                                       --------       --------       --------       --------       --------      --------
Income (loss) before income taxes         7,045            481        (15,947)        (1,740)                     (10,161)
Income tax expense (benefit)              2,517            107         (5,026)          (652)                      (3,054)
Equity in earnings (losses) of
     Subsidiaries                           409                         4,902         (6,019)           708          --
                                       --------       --------       --------       --------       --------      --------
Net income (loss)                      $  4,937       $    374       $ (6,019)      $ (7,107)      $    708      $ (7,107)
                                       ========       ========       ========       ========       ========      ========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 3, 1998

                                                     Combined
                                       Combined        Non-                                  Reclassifications
                                       Guarantor     Guarantor        Steel            SH           And
                                      Subsidiaries  Subsidiaries      Heddle          Group    Eliminations   Consolidated
                                      ------------  ------------      ------          -----    ------------   ------------
Net sales                              $              $    248       $ 16,336       $              $             $ 16,584
Cost of goods sold                                         279         12,731                                      13,010
                                       --------       --------       --------       --------       --------      --------
Gross profit                                               (31)         3,605                                       3,574
Selling, general and
     administrative expenses                  1                         1,978                                       1,979
Other expenses                                                            895                                         895
                                       --------       --------       --------       --------       --------      --------
Operating income (loss)                      (1)           (31)           732                                         700
Other income (expense), net               1,732                        (5,409)          (579)                      (4,256)
                                       --------       --------       --------       --------       --------      --------
Income (loss) before income taxes         1,731            (31)        (4,677)          (579)                      (3,556)
Income tax expense (benefit)                582            (11)        (1,342)          (203)                        (974)
Equity in earnings (losses) of
     subsidiaries                           (20)                        1,129         (2,206)         1,097          --
                                       --------       --------       --------       --------       --------      --------
Net income (loss)                      $  1,129       $    (20)      $ (2,206)      $ (2,582)      $  1,097      $ (2,582)
                                       ========       ========       ========       ========       ========      ========



            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
                                    SUCCESSOR

                                         Combined     Combined                                Reclassifications
                                         Guarantor   Non-Guarantor      Steel                        And
                                       Subsidiaries  Subsidiaries       Heddle      SH Group     Eliminations  Consolidated
                                       ------------ -------------       ------      --------     ------------  ------------
Net sales                                $              $    351       $ 23,394                   $             $ 23,745
Cost of goods sold                                           353         17,630                                   17,983
                                         --------       --------       --------    --------       --------      --------
Gross profit                                                  (2)         5,764                                    5,762
Selling, general and administrative
     expenses                                   1                         2,823                                    2,824
Other expenses                                                            1,190                                    1,190
                                         --------       --------       --------    --------       --------      --------
Operating income (loss)                        (1)            (2)         1,751                                    1,748
Other income (expense), net                 2,527                        (8,454)   $   (771)                      (6,698)
                                         --------       --------       --------    --------       --------      --------
Income (loss) before income taxes           2,526             (2)        (6,703)       (771)                      (4,950)
Income tax expense                            884             (1)        (2,032)       (270)                      (1,419)
Equity in earnings (losses) of
     subsidiaries                              (1)                        1,641      (3,030)         1,390          --
                                         --------       --------       --------    --------       --------      --------

Net income (loss)                        $  1,641       $     (1)      $ (3,030)   $ (3,531)      $  1,390      $ (3,531)
                                         ========       ========       ========    ========       ========      ========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE TWENTY WEEKS ENDED MAY 25, 1998
                                   PREDECESSOR

                                                     Combined
                                       Combined        Non-                    Reclassifications
                                       Guarantor     Guarantor        Steel           And
                                      Subsidiaries  Subsidiaries      Heddle      Eliminations   Consolidated
                                      ------------  ------------      ------      ------------   ------------
Net sales                              $              $    354       $ 29,277       $              $ 29,631
Cost of goods sold                                         392         18,236                        18,628
                                       --------       --------       --------       --------       --------
Gross profit                                               (38)        11,041                        11,003
Selling, general and
     administrative expenses                                 5          3,819                         3,824
Other expenses                                                            421                           421
                                       --------       --------       --------       --------       --------
Operating income (loss)                                    (43)         6,801                         6,758
Other income (expense), net               3,417            (19)        (4,947)                       (1,549)
                                       --------       --------       --------       --------       --------
Income (loss) before income taxes         3,417            (62)         1,854                         5,209
Income tax expense                        1,299             23            546                         1,868
Equity in earnings (losses) of
     subsidiaries                          (255)                        2,033         (1,778)          --
                                       --------       --------       --------       --------       --------

Net income (loss)                      $  1,863       $    (85)      $  3,341       $ (1,778)      $  3,341
                                       ========       ========       ========       ========       ========




            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999

                                                     Combined
                                       Combined        Non-                              Reclassifications
                                       Guarantor     Guarantor        Steel        SH           And
                                      Subsidiaries  Subsidiaries      Heddle      Group    Eliminations   Consolidated
                                      ------------  ------------      ------      -----    ------------   ------------
Net cash provided by (used in)
     operating activities                $ 4,663       $   262       $  (945)      $  --        $  --        $ 3,890
                                         -------       -------       -------       -------      -------      -------
Investing activities:
     Purchase of property plant
      and equipment                                        (42)         (980)                                 (1,022)
                                         -------       -------       -------       -------      -------      -------
Net cash used in investing                  --             (42)         (980)         --           --         (1,022)
activities
Financing activities:
     Revolver repayments, net                             (481)       (1,041)                                 (1,522)
     Payments of debt                                     (205)       (2,159)                                 (2,364)
     Intercompany transactions, net       (4,664)          (18)        4,682                                    --
                                         -------       -------       -------       -------      -------      -------
Net cash provided by (used in)
     financing activities                 (4,664)         (704)        1,482          --           --         (3,886)
                                         -------       -------       -------       -------      -------      -------
Net increase (decrease) in cash and
     cash equivalents                         (1)         (484)         (443)         --           --           (928)
Cash and cash equivalents at
     beginning of period                      12           759           411          --           --          1,182
                                         -------       -------       -------       -------      -------      -------
Cash and cash equivalents at end
     of period                           $    11       $   275       $   (32)      $  --        $  --        $   254
                                         =======       =======       =======       =======      =======      =======

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
                                    SUCCESSOR

                                                     Combined
                                       Combined        Non-                              Reclassifications
                                       Guarantor     Guarantor        Steel        SH           And
                                      Subsidiaries  Subsidiaries      Heddle      Group    Eliminations   Consolidated
                                      ------------  ------------      ------      -----    ------------   ------------
Net cash provided by (used in)
     operating activities              $   4,467    $     (45)      $    (752)  $     (47)    $    --      $   3,623
                                       ---------    ---------       ---------   ---------     ---------    ---------
Investing activities:
     Purchase of property plant
       and Equipment                                      (13)           (689)                                  (702)
     Purchase of business                                                        (112,956)                  (112,956)
                                       ---------    ---------       ---------   ---------     ---------    ---------
Net cash used in investing                  --            (13)           (689)   (112,956)         --       (113,658)
activities
Financing activities:
     Payments of debt                                                 (56,092)                               (56,092)
     Proceeds from issuance of debt                                   133,600      15,016                    148,616
     Intercompany transactions, net       (4,468)          99         (71,073)     75,442                       --
     Proceeds from sale of stock                                                   22,995                     22,995
     Other                                                             (4,928)       (450)                    (5,378)
                                       ---------    ---------       ---------   ---------     ---------    ---------
Net cash provided by
     financing activities                 (4,468)          99           1,507     113,003          --        110,141
                                       ---------    ---------       ---------   ---------     ---------    ---------
Net increase (decrease) in cash and
     cash equivalents                         (1)          41              66        --            --            106
Cash and cash equivalents at
     beginning of period                      11           26           1,514        --            --          1,551
                                       ---------    ---------       ---------   ---------     ---------    ---------
Cash and cash equivalents at end
     of period                         $      10    $      67       $   1,580   $    --       $    --      $   1,657
                                       =========    =========       =========   =========     =========    =========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE TWENTY WEEKS ENDED MAY 25, 1998
                                   PREDECESSOR

                                           Combined      Combined
                                           Guarantor   Non-Guarantor    Steel
                                          Subsidiaries  Subsidiaries    Heddle    Consolidated
                                          ------------  ------------    ------    ------------
Net cash provided by operating
     activities                            $ 1,158       $   220       $   832       $ 2,210
Investing activities:
     Purchases of property, plant and
          equipment                                          (20)         (948)         (968)
     Proceeds from sale of property,
          plant and equipment                                              238           238
                                           -------       -------       -------       -------
Net cash used in investing activities                        (20)         (710)         (730)
Financing activities:
     Revolver borrowings, net                                            1,317         1,317
     Payments of debt                                                   (1,625)       (1,625)
     Intercompany transactions, net         (1,163)         (270)        1,433          --
                                           -------       -------       -------       -------
Net cash provided by (used in)
     financing activities                   (1,163)         (270)        1,125          (308)
                                           -------       -------       -------       -------
Net increase (decrease) in cash and
     cash equivalents                           (5)          (70)        1,247         1,172
Cash and cash equivalents at
     beginning of period                        16            96           267           379
                                           -------       -------       -------       -------
Cash and cash equivalents at end
     of period                             $    11       $    26       $ 1,514       $ 1,551
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

The financial position at October 2, 1999 and the results of operations for the three and nine months ended October 2, 1999 of Millentex are included in the Company's consolidated financial statements at October 2,

1999. In the calculation of Adjusted EBITDA for the twelve months ended October 2, 1999, the results of Millentex are included on a pro forma basis for the full twelve months.

BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, cost of sales, gross profit, selling, general and administrative expenses, operating income and net income (loss) of the Company are presented in thousands of dollars and as a percentage of sales.

                                            Three Months Ended
                                   --------------------------------------
                                    October 2, 1999      October 3, 1998
                                      (14 Weeks)           (14 Weeks)
                                   ------------------   -----------------
Net sales                           $17,720   100.0%      $16,584   100.0%
Cost of sales                        13,376    75.5        13,010    78.4
Gross profit                          4,344    24.5         3,574    21.6
SG&A                                  2,332    13.2         1,979    11.9
Operating income                        842     4.8           700     4.2
Net loss                             (2,558)  (14.4)       (2,582)  (15.6)

                                                        Nine Months Ended
                                 --------------------------------------------------------------
                                  October 2, 1999                   October 3, 1998
                                 ------------------     ---------------------------------------
                                     Successor             Successor            Predecessor
                                    (39 Weeks)             (19 Weeks)            (20 Weeks)
                                 ------------------     -----------------     -----------------
Net sales                         $53,860   100.0%       $23,745   100.0%      $29,631   100.0%
Cost of sales                      40,907    76.0         17,983    75.7        18,628    62.9
Gross profit                       12,953    24.0          5,762    24.3        11,003    37.1
SG&A                                7,555    14.0          2,824    11.9         3,824    12.9
Operating income                    2,318     4.3          1,748     7.4         6,758    22.8
Net income (loss)                  (7,107)  (13.2)        (3,531)  (14.9)        3,341    11.3

COMPARISON OF RESULTS OF OPERATIONS

THIRD QUARTER ENDED OCTOBER 2, 1999 COMPARED TO THIRD QUARTER ENDED OCTOBER 3, 1998

Net Sales. Net sales increased $1,136 or 6.8% for the three months ended October 2, 1999 compared to the three months ended October 3, 1998. This increase in net sales resulted from an increase in Textile Products net sales of $1,081 or 8.3% to $14,181, an increase in Metal Products net sales of $35 or 1.4% to $2,558 and an increase in other net sales of $20 or 2.1% to $981. Textile Products net sales includes net sales of Millentex (acquired October 23, 1998) of $2,809 during the three months ended October 2, 1999. Textile Products domestic net sales have decreased $1,644 or 16.4% during the three months ended October 2, 1999. Net sales for Metal Products and other increased due to increases in foreign net sales.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased during the three months ended October 2, 1999. In addition, as a significant number of new looms were installed in prior years, an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the high levels of imported textiles and resulting price pressures.

Gross Profit. Gross profit for the three months ended October 2, 1999 increased $770 to $4,344 or 24.5% of nets sales, compared to gross profit of $3,574 or 21.6% of net sales for the three months ended October 3, 1998.

Included in gross profit for the three months ended October 2, 1999 is gross profit of $438 related to Millentex. The increase is primarily due to the increase in net sales as noted above and an increase in gross profit percentages in Textile Products, Metal Products and other. Gross profit percentages have improved primarily due to the Company's cost reduction measures. Also, other gross profit improved $203 as shuttle sales, which have low gross profit margins, decreased and were replaced with tool and die and Mexican sales, which have higher gross profit margins. Depreciation and amortization, including Millentex depreciation of $153, charged to cost of goods sold totaled $2,225 for the three months ended October 2, 1999, a decrease of $493 compared to the comparable period of 1998. This decrease is due to inventory amortization recognized in 1998 related to the revaluation of the inventory associated with the purchase of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended October 2, 1999 increased $353 to $2,332 or 13.2% of net sales from $1,979 or 11.9% of net sales for the three months ended October 3, 1998. Included in selling, general and administrative expenses for the three months ended October 2, 1999 are Millentex selling, general and administrative expenses of $129. Depreciation expense increased during the period due to fixed asset additions related to Year 2000 compliance, most notably the new general ledger system. Professional services increased for the three months ended October 2, 1999 due to an increase in audit and legal expenses.

Operating Income. Operating income for the three months ended October 2, 1999 was $842, or 4.8% of net sales compared to $700 or 4.2% of net sales for the three months ended October 3, 1998. Millentex contributed operating income of $310 during the three months ended October 2, 1999. The increase was due to the inclusion of Millentex operating income in 1999 and the increase in gross profit as described above, which was offset by restructuring costs of $267 incurred during the three months ended October 2, 1999.

During the three months ended October 2, 1999, the Company initiated a restructuring program, which will continue into the fourth quarter. This program includes termination of positions at various levels within the Company and the closing of the plant in Meriwether County, Georgia and moving its operations to other locations. Severance costs included in the expense amount during the three months ended October 2, 1999 were approximately $267. Certain assets with a net book value of approximately $224 from the Meriwether plant will be transferred to other locations. The remaining assets with a net book value of approximately $490 from the Meriwether plant will be sold and are treated as assets held for sale on the balance sheet. These assets are included in the Textile Products Group.

Net Loss. The Company incurred a net loss of $2,558, 14.4% of net sales, for the three months ended October 2, 1999 compared to a net loss of $2,852, 15.6% of net sales, for the three months ended October 3, 1998. The decrease in net loss is due to an increase in operating income as described above and an increase in tax benefit, which are partially offset by an increase in interest expense for the period. The effective tax rate for the year ended January 1, 2000 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

NINE MONTHS ENDED OCTOBER 2, 1999 (SUCCESSOR) COMPARED TO NINE MONTHS ENDED OCTOBER 3, 1998 (COMBINED SUCCESSOR AND PREDECESSOR)

Net Sales. Net sales increased $484 or 0.9% for the nine months ended October 2, 1999 compared to the nine months ended October 3, 1998. This increase in net sales resulted from an increase in Textile Products net sales of $1,255 or 2.9% to $43,926. Textile Products net sales includes net sales of Millentex (acquired October 23, 1998) of $8,348 during the nine months ended October 2, 1999. Textile Products domestic net sales have decreased $5,113 or 22.1% during the nine months ended October 2, 1999. Metal Products net sales decreased $272 or 3.6% to $7,189 and other net sales decreased $499 or 22.2% to $2,745.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament and denim sectors have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased during the nine months ended October 2, 1999. During the nine months ended October 3, 1998, the Company made some shipments related to the record number of new loom purchases in 1997. In addition, as the significant number of new looms were installed in prior years, an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the Asian economic downturn.

Metal Products net sales declined as a result of price reductions to some customers in the electronics industry and as a large customer began efforts to reduce inventory levels.

The decrease in other net sales for the nine months ended October 2, 1999 is due to a decrease in shuttle net sales. Shuttle net sales decreased as fewer shuttle looms remain as these looms are being replaced by faster more efficient shuttleless looms.

Gross Profit. Gross profit for the nine months ended October 2, 1999 decreased $3,812 to $12,953, or 22.7% of net sales, compared to gross profit of $16,765 or 31.4% of net sales for the nine months ended October 3, 1998. Included in gross profit for the nine months ended October 2, 1999 is gross profit of $1,358 related to Millentex. The decrease is primarily due to the decline in domestic sales in the Textile Products business segment, lower international prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, underabsorption of fixed costs resulting from decreased units sold or transferred intercompany and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization, including Millentex depreciation of $469, charged to cost of goods sold totaled $6,609 for the nine months ended October 2, 1999, an increase of $1,683 compared to the comparable period of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended October 2, 1999 increased $907 to $7,555 or 14.0% of net sales from $6,648 or 12.5% of net sales for the nine months ended October 3, 1998. The increase is due to the inclusion of Millentex selling, general and administrative expenses of $848 and an increase in depreciation expense of $172 associated with the write-up of the Company's assets in connection with the new basis of accounting in the Acquisition and asset additions related to Year 2000 compliance. These increases were partially offset by cost reduction actions taken by the Company during the nine months ended October 2, 1999.

Operating Income. Operating income for the nine months ended October 2, 1999 was $2,318, or 4.3% of net sales compared to $8,506, or 15.9% of nets sales for the nine months ended October 3, 1998. Millentex contributed operating income of $510 during the nine months ended October 2, 1999. The decrease in operating income of $6,188, or 72.7% is due to the decrease in gross profit and the increase in selling, general and administrative expenses as described above, a $345 increase in management fees, an increase of $857 in amortization of goodwill in connection with the new basis of accounting used in the Acquisition and the incurrence of restructuring costs of $267 as described above.

Net Loss. The Company incurred a net loss of $7,107, 13.2% of net sales, for the nine months ended October 2, 1999 compared to net loss of $190, 0.4% of net sales, for the nine months ended October 3, 1998. The loss during 1999 is due primarily to an increase in interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. The effective tax rate for the year ended January 1, 2000 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Credit Facility consists of a $30 million term loan and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate plus 2.0 percent or Eurodollar rates plus 3.50 percent, at the Company's option. At October 2, 1999, the interest rates on the Credit Facility borrowings ranged from 7.65% to 7.78% and approximately $17.3 million was available for borrowing under the revolving loan facility.

The Credit Facility and the Notes contain various financial covenants, including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at October 2, 1999.

Cash Flows from Operating Activities. The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for the nine months ended October 2, 1999 decreased to $3,980 from $5,833 for the nine months ended October 3, 1998. The decrease was primarily due to the Company incurring a net loss for the nine months ended October 2, 1999 compared to net income for the nine months ended October 3, 1998.

Cash Flows used in Investing Activities. Net cash used in investing activities for the nine months ended October 2, 1999 decreased to $1,022 from $114,388 for the nine months ended October 3, 1998. Net cash used in investing activities for the nine months ended October 3, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets and is not comparable to the prior period. The Company's capital expenditures for the nine months ended October 2, 1999 were $1,022, a decrease of $648 compared to the same period in 1998. These expenditures were primarily for the replacement of machinery and equipment.

Cash Flows used in Financing Activities. Cash flows used in financing activities for the nine months ended October 2, 1999 was $3,886 compared to cash flows provided by financing activities of $109,833 for the nine months ended October 3, 1998. Cash flows from financing activities for the nine months ended October 3, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock, Senior Discount Debentures, Senior Subordinated Notes and bank debt, all of the associated fees, and is not directly comparable to the current nine months ended October 2, 1999.

Adjusted EBITDA. EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Note Indenture. Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler and AIP, supplemental bonus compensation, compensation expense for certain eliminated management positions, incremental increases in obsolete inventory reserves and restructuring costs. Adjusted EBITDA was $4,480 and $12,726 for the three and nine months ended October 2, 1999, respectively. Adjusted EBITDA was $4,653 and $15,523 for the three and nine months ended October 3, 1998, respectively. Adjusted EBITDA was $15,769 for the twelve months ended October 2, 1999 and $21,232 for the twelve months ended October 3, 1998.

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

Steel Heddle initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process involves addressing the impacts on information technology (IT) systems plus non-IT systems involving embedded chip technology. The process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with customers and suppliers to ensure that they are taking appropriate actions to remedy their Year 2000 issues. The Company utilizes both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Year 2000 project is substantially complete and the Company is now in the testing phase, which will continue through the end of the year. The Company is also developing contingency plans in the event there are any systems disruptions as a result of the Year 2000 problem.

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

IT Applications: The Company has completed the inventory, assessment and planning phases for all IT applications considered to be mission-critical and is currently in the implementation and testing phase. Implementation and testing involves repair of existing systems, and in some cases, complete replacement with purchased systems that are Year 2000 compliant. Modified systems are subjected to rigorous testing in a non-production environment with production data and moved to a production environment for further testing and monitoring. Modifications to existing systems are substantially complete. Testing and monitoring of those systems will continue throughout 1999. Mission-critical systems scheduled for replacement include only the general ledger accounting system, which was replaced with a purchased system. Replacement and testing was completed during the third quarter of 1999.

IT Infrastructure: The Company has completed the inventory, assessment, planning phases and implementation phase. Implementation involved repairing or replacing infrastructure hardware and software and obtaining vendor certifications. Implementation was completed during the second quarter of 1999.

Non-IT Systems: Management has reviewed production and building infrastructure equipment and systems used in its operations and has requested written certification from vendors. Implementation was completed during the second quarter of 1999.

The Company has surveyed all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those parties' failures to remediate their Year 2000 issues. The Company has received representations from its primary third-party vendors that they will have resolved any Year 2000 problems in their software prior to any impact on their operating systems. However, many of the responses will require follow-up, which will be completed during the fourth quarter of 1999.

The cost of the Year 2000 project is estimated at $1,000 and is being funded through operating cash flows. Of the total project cost, an estimated $400 is attributable to the purchase of new software and hardware and will be capitalized. The remaining estimated $600, is being expensed as incurred and is not expected to have a material effect on the results of operations. The Company has incurred $955 of costs, ($493 during fiscal 1999), of which $580 has been expensed ($239 expensed in fiscal 1999).

The Company is preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw materials, increasing inventory levels, and securing alternative sources of materials and supplies and other appropriate measures. Management anticipates completion of the Year 2000 contingency plans during the fourth quarter of 1999. Once developed, Year 2000 contingency plans will be tested and continually refined as additional information becomes available.

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


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which delays the effective date of FASB No. 133 for the Company until 2001. The Company has not yet completed its analysis of the effects of SFAS No. 133, however, adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

Market risk relating to the Company's operations result primarily from volatility in interest rates and foreign currency exchange rates.

Interest rate risk. The Company has exposure to interest rate changes primarily relating to its bank term debt and revolver and its foreign debt. The bank debt bears interest at rates which vary with changes in (i) the bank's prime rate, or
(ii) Eurodollar Rate. The foreign debt bears interest at rates which vary with changes in the Belgium Interbank Offered Rate. The total of all such variable-rate debt was approximately $32,846 at October 2, 1999. A 100 basis point change in interest rates would not have a material impact on the Company's consolidated financial position or results of operations.

Foreign currency risk. The Company has two foreign subsidiaries located in Mexico and Belgium and conducts business in a number of other countries. Sales by foreign subsidiaries are denominated in the local currency of the subsidiary, and international sales from U.S. operations are generally denominated in U.S. dollars. For the nine months ended October 2, 1999, approximately 35% of the Company's revenues are generated outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political, and market conditions.

At October 2, 1999, the functional currency of the Belgium subsidiary and the Mexican subsidiary was their respective local currency. At the beginning of fiscal 1999, the functional currency of the Mexican subsidiary changed from the US dollar to the local currency (peso) due to the fact that Mexico is no longer considered highly inflationary. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of shareholder's equity. To date, translation losses have not been significant. The Company's net investment in its foreign subsidiaries was $1,770 at October 2, 1999. If the foreign currency exchange rates fluctuate by 10% from rates at October 2, 1999, the effect on the Company's financial position and results of operations would not be material.

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


                                        STEEL HEDDLE GROUP, INC.

Date: November 15, 1999        By:   /s/ Jerry B. Miller
                                     ------------------------------
                                     Jerry B. Miller
                                     Vice President Finance and Secretary